Form 10QSB
period 2002-12-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-24
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[  X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                        GENERAL ENVIRONMENTAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         76-0238783
--------------------------------              ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                  175 Water Street, Exeter, New Hampshire 03833
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (603) 772-7336
                           ----------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

             Class               Shares Outstanding               Date
         Common, $.001               28,531,202              February 15, 2003

                        General Enviromental Corporation
                                      INDEX


                                                                                                Page
                                                                                               Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - December 31, 2002 (unaudited) and
                  September 30, 2002.............................................................3

                  Unaudited Condensed Statements of Operations - For the three months ended December  31, 2002 and 2001..............................................4

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  December 31, 2002 and 2001.....................................................5

                  Notes to Unaudited Condensed Financial Statements..............................6

          Item 2. Management's Discussion and Analysis of Financial Condition and Plan
                  of Operation...................................................................6

         Item 3.  Controls and Procedures........................................................6

PART II - OTHER INFORMATION......................................................................6
         Item 1.  Legal Proceeding...............................................................6
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................6
         Item 3.  Defaults Upon Senior Securities................................................7
         Item 4.  Submission of Matters to a Vote of Security Holders............................7
         Item 5.  Other Information..............................................................7

          Item 6. Exhibits and Reports on Form 8-K...............................................7


SIGNATURES.......................................................................................7


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                                 December 31,      September, 31,
                                                                 2002              2002
                                                                 (unaudited)

Current Assets
         Cash and Cash Equivalents
                                                                 $   1,094        $        0
                                                                 -----------    ----------------
Equipment-Net
                                                                 $     936        $    1,086
                                                                 -----------    ----------------
Other Assets
                                                                 $       0        $        0
                                                                 -----------    ----------------
Total Assets
                                                                 $   2,030        $    1,086
                                                                 ===========    ================
                       Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable
                                                                 $  81,314        $   80,733
                                                                 -----------    ---------------

         Bank Overdraft
                                                                 $       0        $      243
                                                                 -----------    ---------------
         Interest Payable
                                                                 $  52,727        $   49,752

                                                                 -----------    ---------------
          Notes Payable
                                                                 $  99,432        $   99,432

                                                                 -----------    ---------------
Total Liabilities
                                                                 $ 233,473        $  230,160
                                                                 -----------    ---------------
Shareholder's Deficit

         Preferred stock; $10 par value 2,000,000
shares authorized, none issued and outstanding
respectively Common stock, $.001 par value,
30,000,000 shares authorized and 28,531,202                       $ 28,531        $   28,531

Additional paid-in Capital
                                                               $ 9,044,024        $9,044,024
                                                               -------------   ---------------
Deficit
                                                               $(9,303,998)       $9,301,629)
Total Shareholder's Deficit
                                                               $  (231,443)       $ (229,074)
                                                               -------------   ---------------
Total Liabilities & Shareholder's Deficit                      $     2,030        $    1,086
                                                               =============   ===============


               The accompanying notes are an integral part of the
                             financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                For the Three Months Ended
                                       December 31,
                               -----------------------------

                                  2002            2001
                               ------------   --------------

REVENUES                       $         0    $          0
                               -----------    ------------

EXPENSES
     Insurance                           0           1,575
     Service Fees                      270          13,018
     Professional Fees                 364          14,576
     Rent                                0           1,459
     Depreciation                      150             150
     General and
     Administrative                    467             815
     Interest                        2,974               0
                               ------------   --------------
                               ------------   --------------

Total Operating   Expenses        $(2,268)         $31,593
Operating (loss)
                                  $(2,368)        $(31,593)
                               ------------   --------------
                               ------------   --------------
Other
     Bad Debt                           $0         $(2,657)
     Interest Expense                   $0         $(3,039)
     Other Income                   $1,857         $34,576
Total Other Income                  $1,857          31,886
(expense)
                               ------------   --------------
                               ------------   --------------

NET LOSS BEFORE INCOME
TAXES                          $   (2,368)    $        293
     Provision for
income tax                               0               0
Net Loss                       $   (2,368)    $        293

                               ============   ==============
                               ============   ==============

Basic and diluted income       $    (0.01)    $      (0.01)
(loss) per common share
                               ============   ==============
                               ============   ==============
                               28,531,202        28,531,202
Basic and diluted weight
average number of common
shares outstanding

               The accompanying notes are an integral part of the
                             financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                               For the Three Months Ended
                                                                      December 31,
                                                               ----------------------------
                                                                  2002            2001
                                                               ------------- -- -----------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                               $    (2,368)     $      293
                                                               -------------    -----------
                                                               -------------    -----------

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activites:                     $          0
Issuance of common shares for a fee                                       0        $12,000
Bad Debt                                                                150          2,651
Depreciation                                                              0            150
(Increase) Decrease in other assets                                 (3,301)         14,157
(Decrease) increase in accounts payable                               2,731            581
(Decrease) increase in other liabilities                                             8,884
                                                               -------------    -----------
                                                               -------------    -----------
                                                                         $0             $0
CASH FLOWS FROM FINANCING ACTIVITIES
                                                               -------------    -----------

Net cash provided from financing activities                             $ 0             $0
                                                               ------------- -- -----------

Net increase (Decrease) in cash                                    $  1,094          $   0

Cash at beginning of period                                         $     0       $ 10,850
                                                               =============    ===========

Cash at end of period                                          $      1,094     $     3842
                                                               =============    ===========


               The accompanying notes are an integral part of the
                             financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                December 31, 2002


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The September 30, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended September 30, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The Company's plan of operation for the foreseeable future is to search for a suitable company with which to merge.

As of December 31, 2002, the Company had $1,096 in cash and a deficiency in working capital of $229,006.

     Based upon the current level of cash, the deficiency in working capital and current level of expenditures, it will be necessary to seek additional sources of funding over the next twelve months. Historically the company's financing has come from loans from its officers and principal shareholders. However, unless such funding continues or the company is able to sell its shares, the Company has insufficient resources to continue its business operations for the next twelve months. No assurances can be given that the Company will be able to obtain any future financing or sell any of its shares.

ITEM 3. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CFO and CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

                           None

a) Reports on Form 8-K

                           None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             General Environment Corporation


Date: August 22, 2005                                  By: /s/ Herb T. Sears

                                                                Herb T.Sears
                                                     Chief Executive Officer

                                                          By: /s/ Ed Nichols
                                                                  Ed Nichols
                                                     Chief Financial Officer

                                 CERTIFICATIONS

I, Herb T. Sears, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of General Environment Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 22, 2005

By: /s/ Herb T. Sears
Herb T. Sears
Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Herb T. Sears, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report of General Environment Corporation on Form 10-QSB for the quarterly period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Herb T. Sears
----------------------------
Name: Herb T. Sears
Title: Chief Executive Officer

 August 22, 2005

                                 CERTIFICATIONS

I, Ed Nichols, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of General Environment Cororation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 22, 2005

By: /s/ Ed Nichols
Ed Nichols
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Ed Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Ed Nichols
----------------------------
Name: Ed Nichols
Title: Chief Financial Officer


 August 22, 2005