Form 10QSB
period 2003-03-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-24
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                        GENERAL ENVIRONMENTAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        76-0238783
--------------------------------              ---------------------------------
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

                                       N/A
                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

             Class             Shares Outstanding                   Date
         Common, $.001              28,531,202                 April 15, 2003

                        General Enviromental Corporation
                                      INDEX


                                                                                                Page
                                                                                               Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2003 (unaudited) and
                  September 30, 2002 (audited)...................................................3

                  Unaudited Condensed Statements of Operations - For the three months and six months ended March  31, 2003 and 2002..................................4

                  Unaudited Condensed Statements of Cash Flows - For the six months ended
                  March 31, 2003 and 2002........................................................5

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


SIGNATURES.......................................................................................7

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                          (A Development Stage Company)
                                 Balance Sheets


                    Assets

                                                                             March 31, 2003        September 30, 2002
                                                                               (unaudited)            (audited)

Current Assets
         Cash and Cash Equivalents
                                                                             $        284        $        0
                                                                             ----------------    ----------------
Equipment-Net
                                                                             $        786        $    1,086
                                                                             ----------------    ----------------
Other Assets
                                                                             $          0        $        0
                                                                             ----------------    ----------------
Total Assets
                                                                             $      1,070        $    1,086
                                                                             ================    ================
            Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable
                                                                             $     81,314        $   80,733
                                                                             ----------------    ---------------

         Bank Overdraft
                                                                             $          0        $      243
                                                                             ----------------    ----------------
         Interest Payable
                                                                             $     55,702        $   49,752

                                                                             ----------------    ----------------
         Notes Payable
                                                                             $     99,432        $   99,432

                                                                             ----------------    ----------------
Total Liabilities
                                                                             $    236,448        $  230,160

                                                                             ----------------    ----------------
Shareholder's Deficit

         Preferred stock; $10 par value 2,000,000 shares authorized, none issued and outstanding respectively
         Common stock, $.001 par value, 30,000,000 shares
authorized and 28,531,202                                                    $     28,531        $   28,531

Additional paid-in Capital
                                                                             $  9,044,024        $9,044,024

                                                                             ----------------    ----------------
Deficit
                                                                             $ (9,307,933)     $ (9,301,629)

Total Shareholder's Deficit
                                                                             $   (235,378)     $   (229,074)

                                                                             ----------------    ----------------
Total Liabilities & Shareholder's Deficit                                    $      1,070      $      1,086

                                                                             ================    ================



               The accompanying notes are an integral part of the
                             financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                  For the Three Months          For the Six Months
                                     Ended March 31,             Ended March 31,

                                     2003        2002           2003          2002


EXPENSES
     Insurance                 $         0      $ 1,575      $     0       $ 3,150
     Service Fees                        0            0          270        13,018
     Professional Fees                 750            0        1,114        14,576
     Rent                                0            0            0         1,459
     Depreciation                      150          150          300           300
     General and
     Administrative                     60          429          527         1,244
     Interest                        2,975            0        5,949             0
                                  ----------   ---------    ---------     ---------
       Total Operating             $ 3,935     $  2,154      $ 6,303       $33,747
Expenses

     Operating (loss)                3,935                     6,303        33,747
                                 ----------   ---------    ---------     ---------
OTHER
     Bad Debt                  $         0    $       0    $       0        (2,651)
     Interest expense                    0       (3,039)           0        (6,078)
Other Income                             0            0            0         37576
Total Other Income                       0            0            0        28,847


     NET LOSS BEFORE INCOME    $   (3,935)    $  (5,193)   $  (6,303)    $  (4,900)
                      TAXES

     Provision for
               income taxes              0            0            0             0

          NET INCOME (LOSS)        (3,935)       (5,193)      (6,303)       (4,900)
                                  =========    ==========    =========    ==========
Basic and diluted              $    (0.01)    $   (0.01)      $ (0.01)   $   (0.01)
income (loss) per
common share

Basic and Diluted
weight-average number
of common shares
outstanding                     28,531,202    28,531,202    28,531,202   28,531,202
                                =========    ==========    =========    ==========

               The accompanying notes are an integral part of the
                             financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                For the Six Months Ended
                                       March 31,
                              -----------------------------
                              ------------- -- ------------

                                  2003            2002
                              -------------    ------------
                                               ------------

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income (Loss)             $    (6,303)     $      293
                              -------------    ------------
                              -------------    ------------

Adjustments to reconcile
net income (loss) to
net cash provided by
(used in) operating
                  activites:
   Issuance of common shares  $          0         $12,000
                   for a fee             0           2,651
                    Bad Debt           300             300
                Depreciation
(Increase) Decrease in                   0          14,157
                other assets           581           7,139
(Decrease) increase in
            accounts payable         5,706           8,884
(Decrease) increase in other
liabilities
                              -------------    ------------
                              -------------    ------------

CASH FLOWS FROM FINANCING     $                $
ACTIVITIES                               0               0
                              -------------    ------------
                              -------------    ------------

Net cash provided from        $                         $0
financing activities                     0
                              ------------- -- ------------

Cash at beginning of period
                                  $  1,094         $14,692
                              =============    ============
                              =============    ============

Cash at end of period         $      1,378          $5,392
                              =============    ============
                              =============    ============



               The accompanying notes are an integral part of the
                             financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2003


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

As of March 31, 2003, the Company had $284 in cash and a deficiency in working capital of $236,164.

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

I, Herb T. Sears, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Herb T. Sears
----------------------------
Name: Herb T. Sears
Title: Chief Executive Officer

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

I, Ed Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Ed Nichols
----------------------------
Name: Ed Nichols
Title: Chief Financial Officer


 August 22, 2005