Form 10QSB
period 2003-06-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-25
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                        GENERAL ENVIRONMENTAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                             76-0238783
--------------------------------                --------------------------------
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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

      Class                Shares Outstanding                      Date
  Common, $.001                28,531,202                       July 19, 2005

                        General Enviromental Corporation
                                      INDEX

                                                                                                  Page
                                                                                                 Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2003 (unaudited) and
                  September 30, 2002 (audited).................................................3

                  Unaudited Condensed Statements of Operations - For the three months and nine months ended June  30, 2003 and 2002................................4

                  Unaudited Condensed Statements of Cash Flows - For the nine months ended
                  June 30, 2003 and 2002.......................................................5

                  Notes to Unaudited Condensed Financial Statements............................6

          Item 2. Management's Discussion and Analysis of Financial Condition and Plan
                  of Operation.................................................................6

         Item 3.  Controls and Procedures......................................................6

PART II - OTHER INFORMATION....................................................................6
         Item 1.  Legal Proceeding.............................................................6
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................6
         Item 3.  Defaults Upon Senior Securities..............................................7
         Item 4.  Submission of Matters to a Vote of Security Holders..........................7
         Item 5.  Other Information............................................................7

          Item 6. Exhibits and Reports on Form 8-K.............................................7


SIGNATURES.....................................................................................7


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                          (A Development Stage Company)
                                 Balance Sheets



                                     Assets


                                                                       June 30, 2003       September 30, 2002
                                                                       (unaudited)         (audited)

Current Assets
         Cash and Cash Equivalents
                                                                       $        224        $         0
                                                                       ----------------    ---------------
Equipment-Net
                                                                       $        637        $     1,086
                                                                       ----------------    ---------------
Other Assets
                                                                       $         0         $         0
                                                                       ----------------    ---------------
Total Assets
                                                                       $        861        $     1,086
                                                                       ================    ===============
                       Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable
                                                                       $     81,314        $    80,733
                                                                       ---------------     ---------------

          Bank Overdraft
                                                                       $          0        $       243
                                                                       ----------------    ---------------
         Interest Payable
                                                                       $     58,676        $    49,752

                                                                       ----------------    ---------------
         Notes Payable
                                                                       $     99,432        $    99,432

                                                                        ----------------    --------------
Total Liabilities
                                                                       $    239,422        $   230,160

                                                                       ----------------    ---------------
Shareholder's Deficit

         Preferred stock; $10 par value 2,000,000 shares authorized, none issued and outstanding respectively
         Common stock, $.001 par value, 30,000,000 shares
authorized and 28,531,202                                              $     28,531        $   28,531
Additional paid-in Capital
                                                                       $  9,044,024        $9,044,024
                                                                       ----------------    ---------------
Deficit
                                                                       $ (9,311,116)      $(9,301,629)
Total Shareholder's Deficit
                                                                       $   (238,562)      $  (229,074)
                                                                       ----------------    ---------------
Total Liabilities & Shareholder's Deficit                              $        861       $     1,086
                                                                       ================    ===============



                 The accompanying notes are an integral part of
                           the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                For the Three Months Ended      For the Nine Months
                                         June 30,                  Ended June 30,

                                  2003            2002           2003          2002

Revenues                                 -                -            -             -
EXPENSES
     Insurance                 $         0          $ 1,575   $        0       $ 4,725
     Service Fees                        0                0          270        13,018
     Professional Fees                   0                0        1,114        14,576
     Rent                                0                0            0         1,459
     Depreciation                      150              150          450           450
     General and
     Administrative                     60              714          587         1,958
     Interest                        2,974                0        8,923             0
                                   --------        --------     ---------       -------
       Total Operating             $ 3,184         $  2,439      $ 11,344       $36,186
Expenses

     Operating (loss)                3,184            2,439       11,344        36,186
                                   --------        --------     ---------       -------
OTHER
     Bad Debt                  $         0    $           0   $                 (2,651)
     Interest expense                    0           (3,039)           0        (9,117)
Other Income                             0                0            0         37576
Total Other Income                       0                0        1,857        25,808
                                     1,857
                                  --------        --------     ---------       -------
     NET LOSS BEFORE INCOME     $   (3,184)    $     (5,478)   $  (9,487)    $ (10,378)
                      TAXES

     Provision for
               income taxes              0                0            0             0

          NET INCOME (LOSS)         (3,184)          (5,478)      (9,487)      (10,378)
                                 ==========      ==========    ==========    =========

Basic and diluted
income (loss) per
common share                    $    (0.01)       $  (0.01)     $ (0.01)     $   (0.01)
                                 ==========      ==========    ==========    =========
Basic and Diluted
weight-average number
of common shares
outstanding                     28,531,202      28,531,202    28,531,202    28,531,202
                                ===========     ===========   ===========   ===========


          The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                        For the Nine Months Ended
                                                                 June 30,
                                                  ------------------------------------
                                                       2003                  2002
                                                  --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                     $  (9,487)               $   293
                                                  --------------        --------------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activites:


Issuance of common shares for a fee
                                                  $           0             $  12,000

Bad Debt
                                                              0                 2,651

Depreciation
                                                            449                   450

(Increase) Decrease in other assets
                                                              0                14,157

(Decrease) increase in accounts payable
                                                            581                12,671

(Decrease) increase in other liabilities
                                                          8,681                 8,884
                                                  --------------        --------------
                                                  --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES              $                     $           0
                                                              0
                                                  --------------        --------------
                                                  --------------        --------------

Net cash provided from financing activities       $                                $0
                                                              0
                                                  -------------- ------ --------------

Cash at beginning of period
                                                  $           0               $10,850
                                                  ==============        ==============
                                                  ==============        ==============

Cash at end of period                             $         224                $1,368
                                                  ==============        ==============
                                                  ==============        ==============



                 The accompanying notes are an integral part of
                           the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                  June 30, 2003


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

As of June 30, 2003, the Company had $284 in cash and a deficiency in working capital of $236,164.

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

I, Herb Sears, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Herb T. Sears
----------------------------
Name: Herb T. Sears
Title: Chief Executive Officer

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

I, Ed Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Ed Nichols
----------------------------
Name: Ed Nichols
Title: Chief Financial Officer


 August 22, 2005