Form 10KSB
period 2003-09-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-25
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                       FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the Fiscal Year Ended September 30, 2003

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

          For the transition period from ____________ to _____________

                          Commission File No. 000-49991

                        GENERAL ENVIRONMENTAL CORPORATION
       -------------------------------------------------------------------
       -------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           DELAWARE                                   84-1080047
--------------------------------         -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                  175 Water Street, Exeter, New Hampshire 03833
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:             (603) 772-7336

Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class      Name of each exchange on which each is registered
   --------------------    --------------------------------------------------
          None                                    None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                  --------------------------------------------
                  --------------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       [ ]           No       [ X ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Issuer had no revenues for the fiscal year ended September 30, 2003.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of December 15, 2003 was 28,531,202.

The aggregate market value of the common stock held by non-affiliates is $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

        Transition Small Business Disclosure Format:      Yes [ ]      No [X]

                                TABLE OF CONTENTS

                                                                          Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS..........................      3
         ITEM 2.      DESCRIPTION OF PROPERTY..........................      4
         ITEM 3.      LEGAL PROCEEDINGS................................      4
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.................................      4

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS......................      4
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS.............      4
         ITEM 7.      FINANCIAL STATEMENTS.............................      5
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...........     16
         ITEM 8A.     CONTROLS AND PROCEDURES..........................     16

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT................     16
         ITEM 10.     EXECUTIVE COMPENSATION...........................     17
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT............................     17
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...     18
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K.................     18
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........     18

SIGNATURES            .................................................     19

                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our operations and properties and results, our intentions and strategies regarding future operations, acquisitions and sales of properties, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our operations, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "GEC" refer to General Environmental Corporation, a Delaware corporation.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

General Environmental Corporation (the "Company") is a Delaware corporation incorporated in January 1988 as Marling Corporation. The Company was formed to enter into a business that was never consummated or acquire an operating business had no operations as Marling Corporation. On January 1, 1998 the Company acquired Neponset Construction Company, Inc., a Massachusetts corporation is in the business of interior demolition and environmental cleanup. This company was also sold back to its original owner on Octpber 1, 1998.
 In 1998, in the company changed its name to General Environmental Corporation following the acquisition of Environment Corporation and Products, Inc. Its offices are located at 175 Water Street, Exeter, New Hampshire 03833.

On January 1, 1998 the Company acquired Environmental Container and Products, Inc., a New Hampshire corporation in a stock transaction. Environmental Container and Products, Inc. ("ENCO") operated as a wholly owned subsidiary with offices and warehouse in Plaistow, New Hampshire. Environmental Container and Products, Inc. manufactured and marketed specialized boxes and other containers for the shipment of environmental waste. On July 31, 2000 the Company, owned by the president of Environmental Container and Products, Inc.

Also, on January 1, 1998 the Company acquired Specialty Waste Services in a stock transaction. Specialty Waste Services operates as a wholly owned subsidiary of the Company and is in the environmental waste disposal brokerage business.

On March 1, 1999 the Company acquired Port Motor Express, Inc. a New Hampshire Corporation in a stock transaction. This company also operated as a wholly owned subsidiary of the Company with offices in Plaistow, New Hampshire. The company was formed to transport the products of Environmental Container and Products, Inc. to its customers in New England. On July 31, 2000 this company was also sold to Enco Holdings Group, Inc.

On April 16, 1999 the Company acquired EnviroMart.com, Inc. a New Hampshire company formed by Brian Healey who developed the ecommerce business format for the sale and distribution of environmental safety products principally over the Internet. On July 19, 1999 the Company Board of Directors approved a Plan of Reorganization and Corporate Separation to affect a spin off of EnviroMart.com to the Company shareholders. This transaction was completed in August of 1999.

On September 30, 2001 the Company sold its shares of Specialty Waste Services to an officer of Specialty Waste Services for $10,000 in cash. The redemption of 1,000,000 common shares and the assumption of 33,014 of outstanding indebtedness.

As a result of the foregoing, the Company no longer conducts operational business activities.

Investors should be aware of the scarcity of and competition for business opportunities, as well as the lack of capital of the Company. The Company is not currently engaged in any business operations in the sense that it is generating any sales or profits. The Company is attempting to acquire assets and properties or stock in a variety of businesses. However, it presently has no business, asset or property which it contemplates acquiring.

Employees

As of December 15, 2003, we had no full-time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located in Exeter, New Hampshire. The offices in Exeter consist of 800 square feet of space. The office space is provided free of charge by the Company's CEO.

ITEM 3.  LEGAL PROCEEDINGS

As of December 15, 2003, we are not a party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended September 30, 2003, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                               2003                            2003
                      -----------------------      ----------------------------
                        High            Low           High           Low
First Quarter         No Quote        No Quote      No Quote       No Quote
Second Quarter        No Quote        No Quote      No Quote       No Quote
Third Quarter         No Quote        No Quote      No Quote       No Quote
Fourth Quarter        No Quote        No Quote      No Quote       No Quote

As of December 15, 2003, there was no quote for the stock

As of December 15, 2003, there were approximately 100 holders of record of the Common Stock of the Company.

We have not paid dividends in the past and we intend to retain earnings, if any, and will not pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as the board of directors may deem relevant.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company

As discussed above (see "ITEM 1. Description of Business"), the Company has been in existence since January 1988. It has limited operational history and currently is not engaged in substantial business operations. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. The Company has limited assets, liabilities in excess of assets and no business opportunities are presently contemplated for acquisition. In addition, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc.

Plan of Operation

The Company's plan of operation for the foreseeable future is to search for a suitable company with which to merge.

As of September 30, 2003, the Company had $164 in cash and a deficiency in working capital of $242,232.

Based upon the current level of cash and the deficiency in working capital and current level of expenditures, it will be necessary to seek additional sources of funding over the next twelve months. Historically the company's financing has come from loans from its officers and principal shareholders. However, unless such funding continues or the company is able to sell its shares, the Company has insufficient resources to continue its business operations for the next twelve months. No assurances can be given that the Company will be able to obtain any future financing or sell any of its shares.

ITEM 7.  FINANCIAL STATEMENTS

                        GENERAL ENVIRONMENTAL CORPORATION


                                Table of Contents



Page

Independent Auditor's Report                                                 1

Financial Statements:

         Balance Sheets                                                      2

         Statements of Operations                                            3

         Statements of Changes in Stockholders' Equity (Deficit)             4

         Statements of Cash Flows                                            5

         Notes to the Financial Statements                                6 - 12

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                              2228 South Fraser Street
                                                      Unit 1
                                                      Aurora, Colorado 80014


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
General Environmental Corporation

I have audited the accompanying balance sheets of General Environmental Corporation as of September 30, 2003 and 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used an significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General environmental Corporation as of September 30, 2003 and 2002, and the results of its operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donell, CPA, P.C.

April 20, 2005

                        GENERAL ENVIRONMENTAL CORPORATION

                                 BALANCE SHEETS


                                                                             September 30,

                                                                       2003                2002
                                                                       ----                ----


                           ASSETS

         CURRENT ASSETS:
            Cash and cash equivalents                                $   164            $     -


         EQUIPMENT - NET                                                 487              1,086


         OTHER ASSETS                                                      -                  -
                                                                     ----------          ----------

                  TOTAL ASSETS                                       $   651            $ 1,086
                                                                     ===========         ==========

              LIABILITIES AND SHAREHOLDERS' DEFICIT

         CURRENT LIABILITIES:
             Accounts Payable                                        $ 81,314           $ 80,733
:            Bank Overdraft                                                 -                243
             Interest Payable                                          61,650             49,752
             Notes Payable                                             99,432             99,432
                                                                     ------------        ----------

                           Total Liabilities                          242,396            230,160
                                                                     ------------        ----------

         COMMITMENTS AND CONTINGENCIES


         SHAREHOLDERS' DEFICIT
             Preferred stock, $10 par value, 2,000,000
                shares authorized; 0 shares issued and
                and outstanding respectively                                -                  -                     -
             Common stock, $.001 par value, 30,000,000 shares
                authorized; 28,531,202 shares issued and
                outstanding respectively                               28,531                28,531
            Additional paid in capital                              9,044,024             9,044,024
            Deficit                                                (9,314,300)           (9,301,629)
                                                                   -----------           -----------
                           Total Shareholders' Deficit               (241,745)             (229,074)
                                                                  ------------           -----------

                  TOTAL LIABILITIES AND SHAREHOLDERS'
                  DEFICIT                                         $       651         $       1,086
                                                                  ============           ===========


                     The accompanying notes are an integral
                           part of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                            STATEMENTS OF OPERATIONS





                                                               Years Ended September 30,

                                                               2003             2002
                                                               ----             ----

OPERATING EXPENSES:
   Insurance                                               $       -        $    6,300
   Services fees                                                 270            13,018
   Professional fees                                           1,114            14,576
   Rent                                                            -             1,459
   Depreciation                                                  599               599
   General and administrative                                    647             2,315
                                                          -----------        ----------
                  Total operating expenses                     2,630            38,267

                  Operating (loss)                            (2,630)          (38,267)
                                                         -------------       ----------
OTHER:
   Bad Debt                                                        -            (2,651)
   Interest expense                                          (11,898)          (12,155)
   Other income                                                1,857            37,576
                                                         -------------       ----------
Total other income (expense)                                 (10,041)           22,770
                                                         -------------       ----------
NET INCOME (LOSS)
   BEFORE INCOME TAXES                                       (12,671)          (15,497)

   Provision for income taxes                                      -                 -
                                                         ------------        ----------

NET INCOME (LOSS)                                      $     (12,671)       $  (15,497)
                                                         ============        ==========



Basic and diluted income (loss) per common share       $          *         $        *
                                                         ============        ==========

Basic and diluted weight-average number of
   common shares outstanding                             28,531,202         28,531,202
                                                         ============        ==========







                   The accompanying notes are an integral part
                              of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT



                                            Common Shares                                       Additional               Total
                                           $0.001 Par Value               Treasury Shares       Paid-in                Shareholders'
                                       Shares             Amount       Shares         Amount    Capital      (Deficit)  (Deficit)

BALANCES, September
30, 2001                             28,331,202      $28,331    (1,000,000)      $(10,000)    $9,042,224   $(9,286,132)  $(225,577)

   Issuance of shares for services            -            -     1,000,000         10,000              -             -      10,000

   Issuance of shares for fee           200,000          200             -              -          1,800             -       2,000

   Net loss                                   -            -             -              -              -       (15,497)    (15,497)
                                     ------------  -----------   -----------    ----------   -------------   ----------   ----------
BALANCES, September
30, 2002                             28,531,202       28,531             -              -      9,044,024    (9,301,629)   (229,074)

   Net loss                                   -            -             -              -              -       (12,671)    (12,671)
                                     ------------  -----------   -----------    ----------   -------------   ----------   ----------

BALANCES, September 30, 2003         28,531,202       28,531             -              -      9,044,024    (9,314,300)   (241,745)







                   The accompanying notes are an integral part
                              of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                            STATEMENTS OF CASH FLOWS




                                                              Years Ended September 30,

                                                               2003             2002
                                                              ------           -------


CASH FLOW FROM OPERATING ACTIVITIES:

   Net income (loss)                                          $(12,671)        $(15,497)
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
   Issuance of common shares for fees                                -           12,000
   Bad debt                                                          -            2,651
   Depreciation                                                    599              599
   (Increase) decrease in other assets                               -           14,157
   (Decrease) increase in accounts payable                         581          (25,794)
   (Decrease) increase in other liabilities                     11,655            8,884
                                                              ----------      -----------

         Net cash provided by (used in)
            operating activities                                   164            3,000
                                                              -----------     -------------
CASH FLOW FROM FINANCING ACTIVITIES:

   Proceeds from notes payable - net                                 -            3,000

         Net cash provided by financing activities                   -            3,000
                                                              --------------  -------------

NET INCEREASE (DECREASE) IN CASH                                   164                -

CASH, BEGINNING OF PERIOD                                            -                -
                                                              -------------   --------------

CASH, END OF PERIOD                                          $     164         $      -
                                                              ==============  ==============




                   The accompanying notes are an integral part
                              of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

General Environmental Corporation was incorporated under the laws of the State of Delaware under the name Marling Corporation on January 19, 1988. From inception until January 1993, the Company engaged in no operations or activities. In January 1993, the Company changed its name to General Environmental Corporation. From 1994 to 1998, the Company was engaged in the business of providing products and services for the treatment of contaminated water utilizing its proprietary and patented water cleanup technology ("CURE"). However, during the year ended September 30, 1998, the Company determined its CURE process had minimal value and wrote off its patents. During the years September 30, 1999 and 1998, the Company acquired four companies involved in the waste disposal industry located in the northeastern United States and on September 30, 2001, the Company sold these subsidiaries. Therefore, during the years 2003 and 2002, the Company had no operations.

Statement of Cash Flows

For purposes of the statements of cash flows, cash includes deposits in commercial bank accounts. The Company considers all short-term investments with an original maturity of three months or less to be cash.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net Loss Per Share

Loss per share requires presentation of both basic and diluted income per common share. Common share equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is computed over the useful lives of the assets ranging from five to seven years using the straight-line method.

Fair Value of Financial Instruments

The Company's financial instruments, including cash, other assets and payables approximate fair value due to the short-term nature of those instruments.

NOTE 2 - DISPOSITIONS AND DISCONTIUED OPERATIONS

As of September 30, 2001, General Environmental Corporation ("GEC") sold all of its outstanding shares of common stock of its wholly owned subsidiary, Specialty Waste Services, Inc. ("Specialty") to an officer of Specialty ("Purchaser") for:
(1) $10,000 payable in monthly installments of $1,500 commencing on September 305, 2002 including interest at the rate of 8% per annum, (2) the redemption of 1,000,000 shares of common stock valued at $10,000 and (3) the assumption of the Community Bank & Trust loan in the amount of $33,014. The 1,000,000 shares of common stock received by the Company were previously owned by two officers of GEC before being given during the year ended September 30, 1999 by the officers to the Purchaser as an incentive to continue on in the future with the Company.

The above sale of Specialty by GEC was part of an original agreement dated September 30, 2002. However, during February of 2005, GEC and the purchaser, an officer of Specialty entered into an amendment whereby the date of the sale was amended to be September 30, 2001.

Accordingly, the operating results of Specialty have been segregated from continuing operations and reported as a separate line item on the statement of operations. Summarized operating results for the year ended September 30, 2001 are as follows:

         Sales, net                         $1,660,721
         Costs and expenses                  1,766,402
         Net loss                              (105,681)


NOTE 3 - NOTE AND LOAN RECEIVABLE

As of September 30, 2001, the Company was owed $11,166 as part of the sale of a former subsidiary, Enco Holdings, Inc. During the year ended September 30, 2002, the Company received $11,116 payment on the note plus interest in the amount of $126.

NOTE 3 - NOTE AND LOAN RECEIVABLE (continued)

During the year ended September 30, 2002, the Company repaid an advance in the amount of $4,600 to its former subsidiary, Specialty, and in addition, loaned Specialty $5,400. As of September 30, 2002, the Company was repaid $2,749 on this loan and wrote off the remaining balance in the amount of $2,651 as a result of being unable to collect on the balance.

NOTE 4 - SHAREHOLDERS' EQUITY

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock at a $0.001 par value.

During the year ended September 30, 2000, the Company issued 1,228,500 shares of common stock valued at $142,015 or $.115 per share for services rendered. These shares were not reflected in the prior audit report issued by the Company. Therefore, the balance sheet accounts for equity have been restated to reflect the issuance of these shares.

During the year ended September 30, 2002, the Company issued 200,000 shares of common stock valued at $2,000 to an officer of the Company as partial consideration for a loan by the officer to the Company in the amount of $10,000.

Warrants

The Company issued warrants with regards to the previous sale of Series A Preferred stock. These warrants had original expiration dates of July 2000 through December 2000. In February 2000, the Company's Board passed a resolution to extend the expiration date by one year. As of September 30, 2001, there were 170,000 of these warrants outstanding. During the year ended September 30, 2002, these remaining 170,000 warrants expired.

In addition, as of September 30, 2001, there were 1,333,334 compensatory stock warrants outstanding. During the years ended September 30, 2003 and 2002, the warrants expired.

There were no warrants issued during the years ended September 30, 2003 and 2002 and therefore, as of September 30, 2003 there were no warrants outstanding.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FASB 123"), "Accounting For Stock-based Compensation" which recommends, but does not require measuring compensation cost for stock warrants based on the fair value of the warrants at the grant date. The Company has elected not to adopt SFAS 123 but continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for compensatory stock warrant activity.

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of preferred stock at a $10.00 par value.

During the years ended September 30, 2003 and 2002 there were no shares of preferred stock issued and, therefore, as of September 30, 2003 there were no shares outstanding.

NOTE 6 - NOTES PAYABLE

The Company's notes payable consist of the following:

Note Payable - Davidian:
This unsecured note is currently due on demand. The balance owed as of September 30, 2003 and 2002 is $52,500 with interest accrued in the amount of $29,925 and $36,225 respectively.

Note Payable - Vinton:
This unsecured note is currently due on demand. The balance owed as of September 30, 2003 and 2002 is $43,932 with interest accrued in the amount of $30,816 and $36,088 respectively.

Note Payable - Sears:
On January 7, 2002, GEC borrowed $10,000 and issued am unsecured promissory note at the rate of 12% per annum. This note is currently due on demand. The balance owed as of September 30, 2003 and 2002 is $3,000 with interest accrued in the amount of $909 and $1,269 respectively.

Line of Credit - Community Bank & Trust (CB&T):
As of September 30, 2001, GEC owed $33,014 to CB&T. As part of the sale of Specialty on September 30, 2001, this note was assumed by the Purchaser of Specialty. During the years ended September 30, 2003 and 2002, the Purchaser defaulted on the note and, therefore, the guarantors of the note, officers of GEC, were required to maintain the terms of the note. As of September 30, 2003 and 2002, this note is not reflected on the financial statements of the Company. However, during these years the Company is still potentially liable for the note and thus has a contingent liability in the amount of $42,021 and $48,202 respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

On September 3, 2004, two officers of the Company agreed to waive any consulting fees as well as auto and health insurance allowances during the years ended September 30, 2004, 2003 and 2002. In addition, the two officers agreed to forgive as of September 30, 2004 $19,050 owed to each of the officers. Therefore included in the accounts payable as of September 30, 2004, 2003 and 2002 are amounts owed to the two officers of $38,100, $76,200 and $76,200 respectively.

On September 30, 2001 the Company sold its shares of Specialty Waste Services to an officer of Specialty Waste Services for $10,000 in cash, the redemption of 1,000,000 common shares and the assumption of 33,014 of outstanding indebtedness.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENCIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise capital through the issuance of common shares as well as seek a merger partner. The accompanying financial statement do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

NOTE 9 - RECENT ACCOUNTING PRONOUCEMENTS

In June 2002, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement established standards for accounting and reporting for acquired goodwill and other intangible assets. This statement also established how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date of this statement is for fiscal years beginning after December 15, 2001 and the Company adopted this statement during the year ended September 30, 2002. This statement had no effect on the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and FASB Statement No. 13, Accounting for Leases. In addition, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The effective date of this statement is for fiscal years beginning after May 15, 2002. The Company adopted this statement during the year ended September 30, 2002, and it had no effect on the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The effective date of this statement is for fiscal years beginning after December 31, 2002. The Company adopted this statement during the year ended September 30, 2003, and it had no effect on the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB interpretation No. 9." This statement provides further guidance on the application of the purchase method of accounting to acquisitions of financial institutions. The effective date of this statement is for acquisitions on or after September 30, 2002. The Company adopted this statement during the year ended September 30, 2003 and it had no effect on the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement amends FASB statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. The effective date of this statement is for fiscal years beginning after December 15, 2002. The Company adopted this statement during the year ended September 30, 2003 and it had no effect on the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments. The effective date of this statement is for contracts entered into or modified after June 30, 2003. The Company adopted this statement during the year ended September 30, 2003, and it had no effect on the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The effective date of this statement is for financial instruments entered into or modified after May 31, 2003. The Company adopted this statement during the year ended September 30, 2003, and it had no effect on the Company.

NOTE 10 - SUBSEQUENT EVENTS

On November 4, 2004, the shareholders of the Company approved a reverse of the Company common shares from 28,531,202 into 1,500,000 shares.

On April 5, 2004, GEC borrowed $25,000 and issued a convertible promissory note at the rate of 10% per annum. This note is due on April 5, 2005. In the event the shareholders of the Company authorize the reverse of the 28,531,202 shares of common into 1,500,000 shares prior to maturity, the principal balance of this note plus any accrued interest shall automatically covert to 250,000 post-reverse restricted shares of common. As of September 30, 2004, the Company owed $25,000 on this note.

On September 3, 2004, two officers of the Company agreed to waive any consulting fees as well as auto and health insurance allowances during the years ended September 30, 2004, 2003 and 2002. In addition, the two officers agreed to forgive as of September 30, 2004 $19,050 owed to each of the officers. Therefore included in the accounts payable as of September 30, 2004, 2003 and 2002 are amounts owed to the two officers of $38,100, $76,200 and $76,200 respectively.

On November 8, 2004, the Company approved the issuance of 250,000 post-reverse restricted common shares to Mr. Voelker as consideration for cancellation of the $25,000 promissory note plus accrued interest in the amount of $1,363.

On November 30, 2004, the Company approved the issuance of 500,000 post-reverse restricted common shares to its two officers and directors or 250,000 shares each as consideration for assuming the CB&T note. (See Note 6)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our independent accountants, Larry O'Donnell CPA, PC conducted audits of our financial statements for 2002 and 2003. In connection with the issuance of its report of the independent registered public accounting firm, Larry O'Donnell CPA, PC reported to our Board of Directors two material weakness under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The following table sets forth the names, ages and offices of the executive officers of the Company as of December 15, 2003. Each officer serves at the discretion of the board of directors, but generally for a one-year term. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

         Name                 Age             Position

Herb T. Sears                 55              President - Director
W. Edwards Nichols            61              Secretary - Director

The following is a biographical summary of the business experience of the executive officers and directors of the Company. Each officer of the Company devotes fulltime to their respective positions.

Since the Company does not have an audit committee, the entire board is considered the audit committee.

The Company has adopted and filed a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended September 30, 2003 of each person who served as the Company's Chief Executive Officer during fiscal 2003 and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2003 (the "Named Officers").

                                                                        Long-Term Compensation
                                    Annual Compensation                    Awards           Payouts
    Name and                                                      Restricted   Securities
    Principal                                     Other Annual    Stock        Underlying   LTIP         All Other
    Position        Year     Salary     Bonus     Compensation      Awards      Options      Payouts    Compensation
------------------ -------- ---------- --------- ---------------- ----------- ------------- ---------- ---------------

Herb Sears
                      2002          0         0                0           0             0          0               0
President             2003          0         0                0           0             0          0               0

Ed Nichols
Secretary             2002          0         0                0           0             0          0               0
-Treasurer            2003          0         0                0           0             0          0               0


Employment Contracts

The Company has no employment agreement with any person.

Compensation of Directors

We reimburse all direct costs of attendance of Board meetings by our directors.

No additional compensation of any nature is paid to employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is furnished as of December 15, 2003 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

                                                          Amount and Nature of
           Name and Address of Beneficial Owner (1)            Ownership             Percent
    -------------------------------------------------    -----------------------    ----------

    Herbert T. Sears                                                  4,808,096           17%
    Chairman of the Board
    President
    33 Pine Street, Exeter, New Hamphire

    W. Edward Nichols
    Director - Secretary
    6700 West Dorarado Dr., #41, Denver, CO 80123                     4,840,129           17%
                                                         -----------------------    ----------
    All officers and directors as a group (2 persons)                 9,648,225           34%

Compliance With Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2003. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company does not believes that all of the filing requirements were satisfied on a timely basis in 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Transactions

On January 7, 2003, the Company borrowed $10,000 and issued an unsecured promissory note to Herb Sears at the note of 12% per annum. The note is due on demand.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

    (a)      Exhibits

         None


(b)      Reports on Form 8-K

         None

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Larry O'Donnell, CPA, P.C. for the audit of the Company's annual financial statements for the years ended September 31, 2003 and 2002 and fees billed for other services rendered by Larry O'Donnell, CPA, P.C. during those periods.

                                      Fiscal 2003           Fiscal 2002
                                      ----------------      ----------------
                                      ----------------      ----------------
          Audit fees (1)                      $ 1,000               $ 1,000
          Audit related fees (2)                    -                     -
          Tax fees                                  -                     -
          All other fees                            -                     -
                                      ----------------      ----------------
                                      ----------------      ----------------
          Total                               $ 1,000               $ 1,000
                                      ================      ================

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Larry O'Donnell CPA, PC. in connection with statutory and regulatory filings or engagements.
(2) Audit-Related Fees consist of fees billed for assurance and other services not explicitly related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to the Company's registration statements and accounting research.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GENERAL ENVIRONMENTAL CORPORATION
Dated:   August 22, 2005

                                           By:_______________________________
                                                    Herbert T. Sears
                                                    Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures               Title                       Date

_____________________        Chairman of the Board           August 22, 2005
Herbert T. Sears             President and Director


_____________________        Secretary - Treasurer and       August 22, 2005
W. Edward Nichols           Director

                                 CERTIFICATIONS

I, Herbert T. Sears, certify that:

1. I have reviewed this annual report on Form 10-KSB of General Environmental Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 22, 2005

By:______________________
Herbert T. Sears
Chief Executive Officer

I, W. Edward Nichols,  certify that:

1. I have reviewed this annual report on Form 10-KSB of General Environmental Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 22, 2005

By:_______________________
W. Edward Nichols
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE
SARBANES-OXLEY ACT OF 2003

I, Herbert T. Sears, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of General Environmental Corporation on Form 10-KSB for the annual period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of General Environmental Corporation.

By:
----------------------------
Name: Herbert T. Sears
Title: Chief Executive Officer
August 22, 2005

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2003


I, W. Edwards Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of General Environmental Corporation on Form 10-KSB for the annual period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of General Environmental Corporation

By:
----------------------------
Name: W. Edwards Nichols
Title: Chief Financial Officer
August 22, 2005