Form 10QSB
period 2003-12-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-25
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                        GENERAL ENVIRONMENTAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Delaware                                        76-0238783
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                      1301 Travis, #1200, Houston, TX 77002
                    (Address of principal executive offices)

                                 (713) 547-8900
                           (Issuer's telephone number)

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

                        General Enviromental Corporation
                                      INDEX


                                                                                              Page
                                                                                             Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - December 31, 2003(unaudited) and
                  September 30, 2002.........................................................3

                  Unaudited Condensed Statements of Operations - For the three months ended December  31, 2003 and 2002..........................................4

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  December 31, 2003 and 2002.................................................5

                  Notes to Unaudited Condensed Financial Statements..........................6

          Item 2. Management's Discussion and Analysis of Financial Condition and Plan
                  of Operation...............................................................6

         Item 3.  Controls and Procedures....................................................6

PART II - OTHER INFORMATION..................................................................6
         Item 1.  Legal Proceeding...........................................................6
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................6
         Item 3.  Defaults Upon Senior Securities............................................7
         Item 4.  Submission of Matters to a Vote of Security Holders........................7
         Item 5.  Other Information..........................................................7

          Item 6. Exhibits and Reports on Form 8-K...........................................7


SIGNATURES...................................................................................7

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                                     December 31,        September, 31,
                                                                     2003                2003
                                                                     (unaudited)

Current Assets
         Cash and Cash Equivalents
                                                                     $      104        $    164
                                                                     --------------    ---------------
Equipment-Net
                                                                     $      416        $    487
                                                                     --------------    ---------------
Other Assets
                                                                     $        0        $      0
                                                                     --------------    ---------------
Total Assets
                                                                     $      520        $    651
                                                                     ==============    ===============
                       Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable
                                                                     $   81,314        $  81314

         Bank Overdraft
                                                                     $        0        $      0
                                                                     --------------    ---------------
         Interest Payable
                                                                     $   64,852        $ 61,650

                                                                     --------------    ---------------
         Notes Payable
                                                                     $   99,432        $ 99,432

                                                                     --------------    ---------------
Total Liabilities
                                                                     $  245,598        $ 242396
                                                                     --------------    ---------------
Shareholder's Deficit

         Preferred stock; $10 par value 2,000,000
shares authorized, none issued and outstanding
respectively
         Common stock, $.001 par value, 30,000,000
shares authorized and 28,531,202                                     $   28,531         28,531

Additional paid-in Capital
                                                                     $9,044,024    $ 9,044,024

                                                                     --------------  ----------------
Deficit
                                                                    $(9,317,633)  $ (9,314,300)

Total Shareholder's Deficit
                                                                     $ (245,078)  $ (9,314,300)
                                                                     --------------  ----------------
Total Liabilities & Shareholder's Deficit                            $      520      $     651
                                                                     ==============  ================



    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                For the Three Months Ended
                                       December 31,
                               -----------------------------
                                  2003            2002
                               ------------   --------------

REVENUES                       $         0    $          0

EXPENSES
     Insurance                 $         0             $  0
     Service Fees                        0
     Professional Fees                   0              270
     Rent                                0              364
     Depreciation                       71                0
     General and                        60              150
     Administrative                  3,202
     Interest                                           467
                               ------------   --------------
                               ------------   --------------

Total Operating   Expenses     $     3,333           $2,368
Operating (loss)
                                     3,333          (2,368)
                               ------------   --------------
                               ------------   --------------
Other
     Bad Debt                  $         0               $0
     Interest Expense                    0                0
     Other Income                        0            1,857
Total Other Income                       0            1,857
(expense)
                               ------------   --------------
                               ------------   --------------

NET LOSS BEFORE INCOME
TAXES                          $    (3333)    $      (2,368)
     Provision for
income tax                               0                0
Net Loss                            (3,333)          (2,368)
                               ============   ==============
                               ============   ==============

Basic and diluted income       $     (0.01)    $      (0.01)
(loss) per common share
                               ============   ==============
Basic and diluted weight
average number of common
shares outstanding              28,531,202        28,531,202

    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                           For the Three Months Ended
                                                                  December 31,
                                                           ------------- -- -----------

                                                               2003            2002
                                                           ------------- -- -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                           $    (3,333)     $  (2,368)
                                                           -------------    -----------
                                                           -------------    -----------

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activites:                 $
Increase in accounts payable - director                               0     $        0
Bad Debt                                                              0              0
Depreciation                                                         71            150
(Increase) Decrease in other assets                                   0              0
(Decrease) increase in accounts payable                               0        (3,301)
(Decrease) increase in other liabilities                          3,202          2,731
                                                           -------------    -----------
                                                           -------------    -----------
                                                                     $0             $0
CASH FLOWS FROM FINANCING ACTIVITIES
                                                           -------------    -----------
                                                           -------------    -----------

Net cash provided from financing activities                         $ 0             $0
                                                           ------------- -- -----------
                                                           ------------- -- -----------

Net increase (Decrease) in cash                            $       (60)        $ 1,094

Cash at beginning of period                                    $    164         $    0
                                                           =============    ===========
                                                           =============    ===========

Cash at end of period                                      $        104     $    1,094
                                                           =============    ===========
                                                           =============    ===========



The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                December 31, 2003


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The September 30, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended September 30, 2003. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     The Company's plan of operation for the foreseeable future is to search for a suitable company with which to merge.

     As of December 31, 2003, the Company had $104 in cash and a deficiency in working capital of $245,494

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


                                              General Environment Corporation


Date: August 24, 2005                                   By: /s/ Herb T. Sears

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

Dated: August 24, 2005

By: /s/ Herb T. Sears
Herb T. Sears
Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Herb T. Sears, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report of General Environment Corporation on Form 10-QSB for the quarterly period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Herb T. Sears
----------------------------
Name: Herb T. Sears
Title: Chief Executive Officer

 August 24, 2005

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

Dated: August 24, 2005

By: /s/ Ed Nichols
Ed Nichols
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Ed Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Ed Nichols
----------------------------
Name: Ed Nichols
Title: Chief Financial Officer


 August 24, 2005