Form 10QSB
period 2004-03-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-25
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                        General Enviromental Corporation
                                      INDEX

                                                                                                        Page
                                                                                                        Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2004 (unaudited) and
                  September 30, 2003.....................................................................3

                  Unaudited Condensed Statements of Operations - For the three months ended March 31, 2004 and 2003 and for the period from inception (October 1, 2002) to March 31, 2004..........................................4

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  March 31, 2004 and 2003 and for the period from inception (October 1, 2002)
                  to March 31, 2004 .....................................................................5

                  Notes to Unaudited Condensed Financial Statements......................................6

          Item 2. Management's Discussion and Analysis of Financial Condition and Plan
                  of Operation...........................................................................6

         Item 3.  Controls and Procedures................................................................6

PART II - OTHER INFORMATION..............................................................................6
         Item 1.  Legal Proceeding.......................................................................6
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................6
         Item 3.  Defaults Upon Senior Securities........................................................7
         Item 4.  Submission of Matters to a Vote of Security Holders....................................7
         Item 5.  Other Information......................................................................7

          Item 6. Exhibits and Reports on Form 8-K.......................................................7


SIGNATURES...............................................................................................7


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                          (A Development Stage Company)
                                 Balance Sheets



                                     Assets

                                                                      March 31, 2004      September, 30,
                                                                      (unaudited)         2003

Current Assets
         Cash and Cash Equivalents
                                                                      $        44         $        164
                                                                      ----------------    --------------
Equipment-Net
                                                                      $        345        $        487
                                                                      ----------------    --------------
Other Assets
                                                                      $        0          $          0
                                                                      ----------------    --------------
Total Assets
                                                                      $        389        $        651
                                                                      ================    ==============
                       Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable
                                                                      $     81,314        $    81314
                                                                      ---------------     --------------
         Bank Overdraft
                                                                      $        0          $        0
                                                                      ----------------    --------------
         Interest Payable
                                                                      $   68,054              61,650

                                                                      ----------------    --------------
         Notes Payable
                                                                      $   99,432              99,432

                                                                      ----------------    --------------
Total Liabilities
                                                                      $  248,800           $ 242396

                                                                      ----------------    --------------
Shareholder's Deficit

         Preferred stock; $10 par value 2,000,000 shares authorized, none issued and outstanding respectively
         Common stock, $.001 par value, 30,000,000 shares
authorized and 28,531,202                                             $  28,531              28,531

Additional paid-in Capital                                           $9,044,024          $9,044,024
                                                                     ----------------    ---------------
Deficit                                                             $(9,320,966)       $ (9,314,300)
       Shareholder's Deficit                                        $  (248,411)        $  (241,745)
                                                                     ----------------    ---------------
Total Liabilities & Shareholder's Deficit                            $      389         $        651
                                                                      ================    ==============





                 The accompanying notes are an integral part of
                           the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                For the Three Months Ended       For the Six Months
                                        March 31,                 Ended March 31,

                                  2004            2003           2004          2003


EXPENSES
     Insurance                 $         0             $  0   $        0    $        0
     Service Fees                        0                0            0           270
     Professional Fees                   0              750            0         1,114
     Rent                                0                0            0             0
     Depreciation                       71              150          142           300
     General and
     Administrative                     60               60          120           527
     Interest                        3,202            2,975        6,404         5,949
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


       Total Operating             $ 3,333          $ 3,935      $ 6,666       $ 6,303
Expenses

     Operating (loss)                3,333            3,935        6,666         6,303
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
OTHER
     Bad Debt                  $         0    $           0   $             $
     Interest expense                    0                0            0             0
Other Income                             0                0            0             0
Total Other Income                       0                0            0             0
                                                                       0             0
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


     NET LOSS BEFORE INCOME    $   (3,333)        $ (3,935)   $  (6,666)      $(6,303)
                      TAXES

     Provision for
               income taxes              0                0            0             0

          NET INCOME (LOSS)        (3,333)          (3,935)      (6,666)       (6,303)
-------------------------------============---==============--===========   ===========
-------------------------------------------------------------------------   -----------

Basic and diluted              $(0.01)        $(0.01)         $(0.01)       $(0.01)
income (loss) per
common share
-------------------------------============---==============--===========---===========---
------------------------------------------------------------------------------------------

Basic and Diluted
weight-average    number
of common         shares
outstanding                     28,531,202       28,531,202   28,531,202    28,531,202
-------------------------------============---==============--===========---===========---


          The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                For the Six Months Ended
                                                       March 31,
                                            ---------------------------------
                                            ------------- ------ ------------

                                                2004                2003
                                            -------------        ------------
                                                                 ------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                           $    (6,666)         $  (6,303)
                                            -------------        ------------
                                            -------------        ------------


Adjustments to reconcile net income
(loss) to net cash provided by      (used
in) operating activites:                              $0         $         0
Issuance of common shares for a fee                    0                   0
Bad Debt                                             142                 300
Depreciation
(Increase) Decrease in other assets                    0                   0
(Decrease) increase in accounts payable                0                 581
(Decrease) increase in other liabilities
                                                   6,404               5,706
                                            -------------        ------------
                                            -------------        ------------

                                            $                    $
CASH FLOWS FROM FINANCING ACTIVITIES                   0                   0
                                            -------------        ------------
                                            -------------        ------------

Net cash provided from financing            $                             $0
activities                                             0
                                            ------------- ------ ------------

Cash at beginning of period
                                                  $  164                 $ 0
                                            =============        ============
                                            =============        ============

Cash at end of period                       $         44               $ 284
                                            =============        ============
                                            =============        ============



               The accompanying notes are an integral part of the
                             financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2004


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

As of March 31, 2004, the Company had $44 in cash and a deficiency in working capital of $248,756.

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

I, Herb T. Sears, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Herb T. Sears
----------------------------
Name: Herb T. Sears
Title: Chief Executive Officer

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

I, Ed Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Ed Nichols
----------------------------
Name: Ed Nichols
Title: Chief Financial Officer


 August 24, 2005