Form 10QSB
period 2004-06-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-25
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                        General Enviromental Corporation
                                      INDEX

                                                                                                      Page
                                                                                                     Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2004 (unaudited) and
                  September 30, 2003.....................................................................3

                  Unaudited Condensed Statements of Operations - For the three months ended June  30, 2004 and 2003 and for the period from
                  inception (October 1, 2002) to June 30, 2004...........................................4

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  June 30, 2004 and 2003 and for the period from inception (October 1, 2002)
                  to June 30, 2004  .....................................................................5

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


SIGNATURES...............................................................................................7

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                               June 30, 2004       September, 30,
                                                               (unaudited)         2003

Current Assets
         Cash and Cash Equivalents
                                                               $   17,668            $        164
                                                               ----------------    -------------------
Equipment-Net
                                                               $      274            $        487
                                                               ----------------    -------------------
Other Assets
                                                               $        0            $          0
                                                               ----------------    -------------------
Total Assets
                                                               $   17,742            $        651

                                                               ================    ===================
                       Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable
                                                               $   81,314            $    81,314

         Bank Overdraft
                                                               $        0            $         0
                                                               ----------------    -------------------
         Interest Payable
                                                               $   71,256            $    61,650
                                                                ----------------    -------------------
         Notes Payable
                                                               $  124,432                 99,432

                                                               ----------------    -------------------
Total Liabilities
                                                               $  277,002            $   242,396
                                                               ----------------    -------------------
Shareholder's Deficit

         Preferred stock; $10 par value
2,000,000 shares authorized,
none issued and outstanding respectively
         Common stock, $.001 par value,
30,000,000 shares
authorized and 28,531,202                                      $  28,531                  28,531

Additional paid-in Capital
                                                              $9,044,024             $ 9,044,024
                                                               ----------------    -------------------
Deficit
                                                             $(9,331,615)            $(9,314,300)
Total Shareholder's Deficit                                  $  (259,060)            $  (241,745)
                                                               ----------------    -------------------
Total Liabilities & Shareholder's Deficit                       $ 17,742             $       651
                                                               ================    ===================





    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                For the Three Months Ended          For the Nine Months
                                         June 30,                      Ended June 30,

                                  2004            2003               2004          2003


EXPENSES
     Insurance                 $         0             $  0   $        0    $        0
     Service Fees                        0                0            0           270
     Professional Fees                   0                0            0         1,114
     Rent                                0                0            0             0
     Depreciation                       71              150          213           450
     General and
     Administrative                  7,375               60        7,495           587
     Interest                        3,202            2,974        9,606         8,923
------------------------------------------------------------------------------------------

       Total Operating            $ 10,649        $ 3,184       $ 17,314       $11,344
Expenses

     Operating (loss)               10,649            3,184       17,314        11,344
------------------------------------------------------------------------------------------
OTHER
     Bad Debt                  $         0    $           0   $       0             0
     Interest expense                    0                0           0             0
Other Income                             0                0           0         1,857
Total Other Income                       0                0           0         1,857

------------------------------------------------------------------------------------------

     NET LOSS BEFORE INCOME    $  (10,649)        $ (3,184)   $ (17,314)    $  (9,487)
                      TAXES

     Provision for                                        0
               income taxes              0                             0             0

          NET INCOME (LOSS)       (10,649)          (3,184)     (17,314)       (9,487)
-------------------------------============---==============--===========   ===========

Basic and diluted                  $(0.01)          $(0.01)      $(0.01)       $(0.01)
income (loss) per
common share
-------------------------------============---==============--===========---===========---
Basic and Diluted
weight-average number
of common shares
outstanding                     28,531,202       28,531,202   28,531,202    28,531,202
-------------------------------============---==============--===========---===========---

    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                       For the Nine Months Ended
                                                               June 30,
                                                  ------------------------------------
                                                  -------------- ------ --------------

                                                      2004                  2003
                                                  --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                     $ (17,315)             $  (9,487
                                                  --------------        --------------
                                                                        --------------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activites:


Issuance of common shares for a fee
                                                  $           0         $           0

Bad Debt
                                                              0                     0

Depreciation
                                                            213                   449

(Increase) Decrease in other assets
                                                              0                     0

(Decrease) increase in accounts payable
                                                              0                   581

(Decrease) increase in other liabilities
                                                         10,245                 8,681
                                                  --------------        --------------
                                                  --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES                   $ 25,000         $           0
                                                  --------------        --------------
                                                  --------------        --------------

Net cash provided from financing activities            $ 25,000                    $0
                                                  -------------- ------ --------------

Cash at beginning of period                       $                     $
                                                            164                     0
                                                  ==============        ==============
                                                  ==============        ==============

Cash at end of period                             $      17,668         $         224
                                                  ==============        ==============
                                                  ==============        ==============



The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                  June 30, 2004


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

     As of June 30, 2004, the Company had $17,668 in cash and a deficiency in working capital of $259,334.

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


I, Herb Sears, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Herb T. Sears
----------------------------
Name: Herb T. Sears
Title: Chief Executive Officer

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

I, Ed Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Ed Nichols
----------------------------
Name: Ed Nichols
Title: Chief Financial Officer


 August 24, 2005