Form 10KSB
period 2004-09-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-26
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the Fiscal Year Ended September 30, 2004

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

          For the transition period from ____________ to _____________

                          Commission File No. 000-49991

                        GENERAL ENVIRONMENTAL CORPORATION
       -------------------------------------------------------------------
       -------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            DELAWARE                                   84-1080047
 --------------------------------            --------------------------------
 --------------------------------           (I.R.S. Employer Identification No.)
 (State or other jurisdiction of
 incorporation or organization)

                  175 Water Street, Exeter, New Hampshire 03833
       -------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:             (603) 772-7336

Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class         Name of each exchange on which each is registered
   --------------------    -----------------------------------------------------
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

     The Issuer had no revenues for the fiscal year ended September 30, 2004.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of December 15, 2004 was 28,531,202.

The aggregate market value of the common stock held by non-affiliates is $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

        Transition Small Business Disclosure Format:  Yes  [ ]    No  [X]



                                TABLE OF CONTENTS

                                                                         Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS.........................      3
         ITEM 2.      DESCRIPTION OF PROPERTY.........................      4
         ITEM 3.      LEGAL PROCEEDINGS...............................      4
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS................................      4

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.....................      4
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS............      4
         ITEM 7.      FINANCIAL STATEMENTS............................      5
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..........     16
         ITEM 8A.     CONTROLS AND PROCEDURES.........................     16

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT...............     16
         ITEM 10.     EXECUTIVE COMPENSATION..........................     17
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT...........................     17
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..     18
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K................     18
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..........     18

SIGNATURES            ................................................     19

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

Employees

As of December 15, 2004, we had no full-time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located in Exeter, New Hampshire. The offices in Exeter consist of 800 square feet of space. The office space is provided free of charge by the Company's CEO.

ITEM 3.  LEGAL PROCEEDINGS

As of December 15, 2004, we are not a party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended September 30, 2004, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.
                               2004                             2003
                        ----------------------         -------------------------
                        High          Low               High           Low
First Quarter           No Quote      No Quote        No Quote       No Quote
Second Quarter          No Quote      No Quote        No Quote       No Quote
Third Quarter           No Quote      No Quote        No Quote       No Quote
Fourth Quarter          No Quote      No Quote        No Quote       No Quote

As of December 15, 2004, there was no quote for the stock

As of December 15, 2004, there were approximately 100 holders of record of the Common Stock of the Company.

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

As of September 30, 2004, the Company had $9,858 in cash and a deficiency in working capital of $228,748.

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

ITEM 7.  FINANCIAL STATEMENTS

                        GENERAL ENVIRONMENTAL CORPORATION


                                Table of Contents



Page

Independent Auditor's Report                                           7

Financial Statements:

         Balance Sheets                                                8

         Statements of Operations                                      9

         Statements of Changes in Stockholders' Equity (Deficit)       10

         Statements of Cash Flows                                      11

         Notes to the Financial Statements                             12

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                               2228 South Fraser Street
                                                       Unit 1
                                                       Aurora, Colorado 80014


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
General Environmental Corporation

I have audited the accompanying balance sheets of General Environmental Corporation as of September 30, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General environmental Corporation as of September 30, 2004 and 2003, and the results of its operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donell, CPA, P.C.

April 20, 2005

                        GENERAL ENVIRONMENTAL CORPORATION

                                 BALANCE SHEETS


                                                                            September 30,

                                                                        2004           2003
                                                                        ----           ----


                           ASSETS

         CURRENT ASSETS:
            Cash and cash equivalents                                $ 9,858           $   164


         EQUIPMENT - NET                                                 202               487

         OTHER ASSETS                                                  3,750                 -
                                                                     ---------          --------

                  TOTAL ASSETS                                       $13,810          $    651
                                                                     =========          ========
              LIABILITIES AND SHAREHOLDERS' DEFICIT

         CURRENT LIABILITIES:
             Accounts Payable                                       $ 39,715       $     81,314
             Bank Overdraft                                                -                  -
             Interest Payable                                         74,459             61,650
             Notes Payable                                           124,432             99,432
                                                                     ---------         ---------

                           Total Liabilities                         238,606            242,396
                                                                     ---------         ---------

         COMMITMENTS AND CONTINGENCIES

         SHAREHOLDERS' DEFICIT
             Preferred stock, $10 par value, 2,000,000
                shares authorized; 0 shares issued and
                and outstanding respectively                               -                 -
             Common stock, $.001 par value, 30,000,000 shares
                authorized; 28,531,202 shares issued and
                outstanding respectively                              28,531            28,531
            Additional paid in capital                             9,044,024         9,044,024
            Deficit                                               (9,297,351)       (9,314,300)
                                                                  -----------       -----------

                           Total Shareholders' Deficit              (224,796)         (241,745)
                                                                  -----------      -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS'
                  DEFICIT                                         $   13,810        $      651
                                                                  ===========      ==============


                     The accompanying notes are an integral
                           part of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                            STATEMENTS OF OPERATIONS





                                                                     Years Ended September 30,

                                                                  2004                  2003
                                                                  ----                  ----

REVENUE:                                                            -                      -

OPERATING EXPENSES:
   Insurance                                                    $   -               $      -
   Services fees                                                    -                    270
   Professional fees                                                -                  1,114
   Rent                                                             -                      -
   Depreciation                                                   285                    599
   General and administrative                                   8,057                    647
                  Total operating expenses                      8,342                  2,630

                  Operating (loss)                             (8,342)                (2,630)
                                                              ----------             ---------
OTHER:
   Bad Debt                                                         -                      -
   Interest expense                                           (12,809)               (11,898)
   Other income                                                38,100                  1,857
                                                             -----------             ----------
Total other income (expense)                                   25,291                (10,041)
                                                             -----------             ----------

NET INCOME (LOSS)
   BEFORE INCOME TAXES                                         16,949                (12,671)

   Provision for income taxes                                       -                      -
                                                             -----------             ----------

NET INCOME (LOSS)                                           $  16,949             $   (12,671)
                                                             ===========             ===========

Basic and diluted income (loss) per common share            $    0.01             $     (0.01)
                                                             ===========             ===========
Basic and diluted weight-average number of
   common shares outstanding                               28,531,202              28,531,202
                                                           =============           =============




                   The accompanying notes are an integral part
                              of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT



                                   Common Shares                                           Additional                  Total
                                   $0.001 Par Value              Treasury Shares           Paid-in                  Shareholders'
                              Shares             Amount     Shares              Amount     Capital      (Deficit)    (Deficit)
                             ---------          --------   --------            -------    ----------    ---------   -------------

BALANCES, September
30, 2002                    28,531,202          28,531           -               -         9,044,024   (9,301,629)     (229,074)

   Net loss                          -               -           -               -                 -      (12,671)    (  12,671)

BALANCES, September
30, 2003                    28,531,202          28,531           -               -         9,044,024   (9,314,300)     (241,745)

   Net loss                          -               -           -               -                 -       16,949        16,949

BALANCES, September
30, 2004                    28,531,202          28,531           -               -         9,044,024   (9,297,351)     (224,796)




                   The accompanying notes are an integral part
                              of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                            STATEMENTS OF CASH FLOWS




                                                            Years Ended September 30,

                                                             2004             2003
                                                             ----             ----


CASH FLOW FROM OPERATING ACTIVITIES:

   Net income (loss)                                         $16,949          $(12,671)
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
   Issuance of common shares for fees                              -                 -
   Bad debt                                                        -                 -
   Depreciation                                                  285               599
   (Increase) decrease in other assets                        (3,750)                -
   (Decrease) increase in accounts payable                   (41,599)               581
   (Decrease) increase in other liabilities                   12,809             11,655
                                                            ----------        ----------
         Net cash provided by (used in)
            operating activities                              15,306                164
                                                            -----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:

   Proceeds from notes payable - net                          25,000                  -

         Net cash provided by financing activities            25,000                  -
                                                            -----------        ----------

NET INCEREASE (DECREASE) IN CASH                               9,694                164

CASH, BEGINNING OF PERIOD                                        164                  -
                                                            -----------        ----------

CASH, END OF PERIOD                                          $ 9,858           $    164
                                                            ===========        ==========




                   The accompanying notes are an integral part
                              of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

General Environmental Corporation was incorporated under the laws of the State of Delaware under the name Marling Corporation on January 19, 1988. From inception until January 1993, the Company engaged in no operations or activities. In January 1993, the Company changed its name to General Environmental Corporation. From 1994 to 1998, the Company was engaged in the business of providing products and services for the treatment of contaminated water utilizing its proprietary and patented water cleanup technology ("CURE"). However, during the year ended September 30, 1998, the Company determined its CURE process had minimal value and wrote off its patents. During the years September 30, 1999 and 1998, the Company acquired four companies involved in the waste disposal industry located in the northeastern United States and on September 30, 2001, the Company sold these subsidiaries. Therefore, during the years 2004 and 2003, the Company had no operations.

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

NOTE 2 - DISPOSITIONS AND DISCONTIUED OPERATIONS

As of September 30, 2001, General Environmental Corporation ("GEC") sold all of its outstanding shares of common stock of its wholly owned subsidiary, Specialty Waste Services, Inc. ("Specialty") to an officer of Specialty ("Purchaser") for:
(1) $10,000 payable in monthly installments of $1,500 commencing on September 30, 2002 including interest at the rate of 8% per annum, (2) the redemption of 1,000,000 shares of common stock valued at $10,000 and (3) the assumption of the Community Bank & Trust loan in the amount of $33,014. The 1,000,000 shares of common stock received by the Company were previously owned by two officers of GEC before being given during the year ended September 30, 1999 by the officers to the Purchaser as an incentive to continue on in the future with the Company.

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


NOTE 3 - SHAREHOLDERS' EQUITY

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

In addition, as of September 30, 2001, there were 1,333,334 compensatory stock warrants outstanding. During the year ended September 30, 2003 the warrants expired.

There were no warrants issued during the years ended September 30, 2004 and 2003 and therefore, as of September 30, 2004 there were no warrants outstanding.

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

During the years ended September 30, 2004 and 2003 there were no shares of preferred stock issued and, therefore, as of September 30, 2004 there were no shares outstanding.

NOTE 4 - NOTES PAYABLE

The Company's notes payable consist of the following:

Note Payable - Davidian:
This unsecured note is currently due on demand. The balance owed as of September 30, 2004 and 2003 is $52,500 with interest accrued in the amount of $13,487and $29,925 respectively.

Note Payable - Vinton:
This unsecured note is currently due on demand. The balance owed as of September 30, 2004 and 2003 is $43,932 with interest accrued in the amount of $9,963 and $30,816 respectively.

Note Payable - Sears:
On January 7, 2002, GEC borrowed $10,000 and issued am unsecured promissory note at the rate of 12% per annum. This note is currently due on demand. The balance owed as of September 30, 2004 and 2003 is $3,000 with interest accrued in the amount of $1,550 and $1,269 respectively.

Line of Credit - Community Bank & Trust (CB&T):
As of September 30, 2001, GEC owed $33,014 to CB&T. As part of the sale of Specialty on September 30, 2001, this note was assumed by the Purchaser of Specialty. During the year ended September 30, 2002, the Purchaser defaulted on the note and, therefore, the guarantors of the note, officers of GEC, were required to maintain the terms of the note. As of September 30, 2004 and 2003, this note is not reflected on the financial statements of the Company. However, during these years the Company is still potentially liable for the note and thus has a contingent liability in the amount of $42,021.

NOTE 5 - RELATED PARTY TRANSACTIONS

On September 3, 2004, two officers of the Company agreed to waive any consulting fees as well as auto and health insurance allowances during the years ended September 30, 2004 and 2003. In addition, the two officers agreed to forgive as of September 30, 2004 $19,050 owed to each of the officers. Therefore included in the accounts payable as of September 30, 2004 and 2003 are amounts owed to the two officers of $38,100 and $76,200 respectively.

On September 30, 2001 the Company sold its shares of Specialty Waste Services to an officer of Specialty Waste Services for $10,000 in cash, the redemption of 1,000,000 common shares and the assumption of 33,014 of outstanding indebtedness.

NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENCIES

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

NOTE 7 - RECENT ACCOUNTING PRONOUCEMENTS

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

NOTE 8 - SUBSEQUENT EVENTS

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

On September 3, 2004, two officers of the Company agreed to waive any consulting fees as well as auto and health insurance allowances during the years ended September 30, 2004 and 2003. In addition, the two officers agreed to forgive as of September 30, 2004 $19,050 owed to each of the officers. Therefore included in the accounts payable as of September 30, 2004 and 2003 are amounts owed to the two officers of $38,100 and $76,200 respectively.

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

None

ITEM 8A. CONTROLS AND PROCEDURES

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our independent accountants, Larry O'Donnell CPA, PC conducted audits of our financial statements for 2003 and 2004. In connection with the issuance of its report of the independent registered public accounting firm, Larry O'Donnell CPA, PC reported to our Board of Directors two material weakness under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The following table sets forth the names, ages and offices of the executive officers of the Company as of December 15, 2004. Each officer serves at the discretion of the board of directors, but generally for a one-year term. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended September 30, 2004 of each person who served as the Company's Chief Executive Officer during fiscal 2004 and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2004 (the "Named Officers").

                                                                        Long-Term Compensation
                                    Annual Compensation                    Awards           Payouts
    Name and                                                      Restricted   Securities
    Principal                                     Other Annual    Stock        Underlying   LTIP         All Other
    Position        Year     Salary     Bonus     Compensation      Awards      Options      Payouts    Compensation
------------------ -------- ---------- --------- ---------------- ----------- ------------- ---------- ---------------
------------------ -------- ---------- --------- ---------------- ----------- ------------- ---------- ---------------

Herb Sears
                      2003          0         0                0           0             0          0               0
President             2004          0         0                0           0             0          0               0

Ed Nichols
Secretary             2003          0         0                0           0             0          0               0
-Treasurer            2004          0         0                0           0             0          0               0


Employment Contracts

The Company has no employment agreement with any person.

Compensation of Directors

We reimburse all direct costs of attendance of Board meetings by our directors.

No additional compensation of any nature is paid to employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is furnished as of December 15, 2004 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

                                                          Amount and Nature of
          Name and Address of Beneficial Owner (1)             Ownership             Percent
   --------------------------------------------------    -----------------------    ----------
   --------------------------------------------------    -----------------------    ----------

   Herbert T. Sears                                                   4,808,096           17%
   Chairman of the Board
   President
   33 Pine Street, Exeter, New Hamphire

   W. Edward Nichols
   Director - Secretary
   6700 West Dorarado Dr., #41, Denver, CO 80123                      4,840,129           17%
                                                         -----------------------    ----------
                                                         -----------------------    ----------
   All officers and directors as a group (2 persons)                  9,648,225           34%

Compliance With Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2004. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company does not believes that all of the filing requirements were satisfied on a timely basis in 2004.

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


(b)      Reports on Form 8-K

         None

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Larry O'Donnell, CPA, P.C. for the audit of the Company's annual financial statements for the years ended September 31, 2004 and 2003 and fees billed for other services rendered by Larry O'Donnell, CPA, P.C. during those periods.

                                             Fiscal 2004        Fiscal 2003
                                             ------------       -----------
                                             ------------       -----------
          Audit fees (1)                         $ 1,000           $ 1,000
          Audit related fees (2)                       -                 -
          Tax fees                                     -                 -
          All other fees                               -                 -
                                             ------------       -----------
                                             ------------       -----------
          Total                                  $ 1,000           $ 1,000
                                             ============       ===========

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


                                            GENERAL ENVIRONMENTAL CORPORATION
Dated:   August 22, 2005

                                            By:/s/ Herbert T. Sears
                                                     Herbert T. Sears
                                                     Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                   Title                       Date

/s/ Herbert T. Sears        Chairman of the Board           August 22, 2005
Herbert T. Sears            President and Director


/s/ W. Edward Nichols       Secretary - Treasurer and       August 22, 2005
W. Edward Nichols           Director

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

Dated: August 22, 2005

By: /s/ Herbert T. Sears
Herbert T. Sears
Chief Executive Officer

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

Dated: August 22, 2005

By:/s/ W. Edward Nichols
W. Edward Nichols
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE
SARBANES-OXLEY ACT OF 2002

I, Herbert T. Sears, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of General Environmental Corporation on Form 10-KSB for the annual period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of General Environmental Corporation.

By:/s/ Herbert T. Sears
----------------------------
Name: Herbert T. Sears
Title: Chief Executive Officer
August 22, 2005

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002


I, W. Edwards Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of General Environmental Corporation on Form 10-KSB for the annual period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of General Environmental Corporation

By: /s/ W. Edwards Nichols
----------------------------
Name: W. Edwards Nichols
Title: Chief Financial Officer
August 22, 2005