Form 10QSB
period 2004-12-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-26
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                                 Yes |X| No |_|

         Class                         Shares Outstanding             Date
      Common, $.001                         2,250,000             July 19, 2005

                        General Enviromental Corporation
                                      INDEX

                                                                                                         Page
                                                                                                        Number
PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - December 31, 2004(unaudited) and
                  September 30, 2004.....................................................................3

                  Unaudited Condensed Statements of Operations - For the three months ended December  31, 2004 and 2003......................................................4

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  December 31, 2004 and 2003.............................................................5

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


SIGNATURES...............................................................................................7

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                                             December 31,        September, 31,
                                                                             2004                2004
                                                                             (unaudited)

Current Assets
         Cash and Cash Equivalents
                                                                             $   7,798            $    9,858
                                                                             ----------------    --------------
Equipment-Net
                                                                             $       0            $      202
                                                                             ----------------    --------------
Other Assets
                                                                             $   3,750            $    3,750
                                                                             ----------------    --------------
Total Assets
                                                                             $  11,548            $    13,810

                                                                             ================    ==============
                                        Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable
                                                                             $  39,715            $    39,715

         Bank Overdraft
                                                                             $       0            $        -
                                                                             ----------------    --------------
         Interest Payable
                                                                             $  77,662            $   74,459

                                                                              ----------------    -------------
         Notes Payable
                                                                             $  99,432            $  124,432
                                                                             ----------------    --------------
Total Liabilities
                                                                             $ 216,809            $  238,606

                                                                             ----------------    --------------
Shareholder's Deficit

         Preferred stock; $10 par value 2,000,000 shares authorized,
none issued and outstanding respectively                                             -                   -
         Common stock, $.001 par value, 30,000,000 shares
authorized and 28,531,202
                                                                             $   28,531          $  28,531
Additional paid-in Capital
                                                                             $9,069,024         $9,044,024
                                                                             ----------------    --------------
Deficit
                                                                            $(9,302,816)       $(9,297,351)
Total Shareholder's Deficit
                                                                            $  (205,261)       $  (224,796)
                                                                             ----------------    --------------
Total Liabilities & Shareholder's Deficit                                   $    11,548        $    13,810
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

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)




                                For the Three Months Ended
                                       December 31,
                               -----------------------------
                                  2004            2003
                               ------------   --------------

REVENUES                       $         0    $         0

EXPENSES
     Insurance                 $         0    $         0
     Service Fees                        0              0
     Professional Fees                   0              0
     Rent                                0              0
     Depreciation                      202             71
     General and                     2,060             60
     Administrative                  3,203          3,202
     Interest
                                 ---------       ---------

Total Operating   Expenses     $     5,465     $    3,333
Operating (loss)
                                    (5,465)        (3,333)
                               ------------   --------------
Other
     Bad Debt                  $         0    $         0
     Interest Expense                    0              0
     Other Income                        0              0
Total Other Income                       0              0
(expense)
                               ------------   --------------
NET LOSS BEFORE INCOME
TAXES                          $   (5,465)     $  (3,333)
     Provision for
income tax                              0              0
Net Loss                           (5,465)        (3,333)
                               ============   ==============

Basic and diluted income       $    (0.01)      $  (0.01)
(loss) per common share
                               ============   ==============

Basic and diluted weight
average number of common
shares outstanding             2,250,000*      28,531,202

* Giving effect to a reverse split of the Company's stock

    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                               For the Three Months Ended
                                                                      December 31,
                                                               ----------------------------
                                                                    2004            2003
                                                               ------------- -- -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                               $    (5,465)       $(3,333)
                                                               -------------    -----------

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activites:                     $                $
Increase in accounts payable - director                                   0     0
Bad Debt                                                                  0              0
Depreciation                                                            202             71
(Increase) Decrease in other assets                                       0              0
(Decrease) increase in accounts payable                                   0              0
(Decrease) increase in other liabilities                              3,203          3,202
                                                               -------------    -----------
                                                                         $0             $0
CASH FLOWS FROM FINANCING ACTIVITIES
                                                               -------------    -----------

Net cash provided from financing activities                             $ 0            $ 0
                                                               ------------- -- -----------

Net increase (Decrease) in cash                                $    (2,060)     $  (60)

Cash at beginning of period                                       $   9,858          $ 164
                                                               =============    ===========

Cash at end of period                                          $      7,798           $104
                                                               =============    ===========


    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                December 31, 2004


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The September 30, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended September 30, 2004. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     The Company's plan of operation for the foreseeable future is to search for a suitable company with which to merge.

     As of December 31, 2004, the Company had $7,798 in cash and a deficiency in working capital of $209,011

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

I, Herb T. Sears, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report of General Environment Corporation on Form 10-QSB for the quarterly period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Herb T. Sears
----------------------------
Name: Herb T. Sears
Title: Chief Executive Officer

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

I, Ed Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Ed Nichols
----------------------------
Name: Ed Nichols
Title: Chief Financial Officer


 August 24, 2005