Form 10QSB
period 2005-03-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-26
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[  X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                 Yes |X| No |_|

      Class                         Shares Outstanding            Date
 Common, $.001                           2,250,000              April 15, 2005

                        General Enviromental Corporation
                                      INDEX

                                                                                                     Page
                                                                                                    Number
PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2005 (unaudited) and
                  September 30, 2004.............................................................3

                  Unaudited Condensed Statements of Operations - For the three months and six months ended March  31, 2005 and 2004..........................................4

                  Unaudited Condensed Statements of Cash Flows - For the six months ended
                  March 31, 2005 and 2004........................................................5

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


SIGNATURES.......................................................................................7

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                                             March 31, 2005      September, 31,
                                                                             (unaudited)         2004

Current Assets
         Cash and Cash Equivalents
                                                                             $       4,076      $        9,858
                                                                             ---------------    -------------------
                                                                             ---------------    -------------------
Equipment-Net
                                                                             $           0      $          202
                                                                             ---------------    -------------------
                                                                             ---------------    -------------------
Other Assets
                                                                             $       3,750      $        3,750
                                                                             ---------------    -------------------
                                                                             ---------------    -------------------
Total Assets
                                                                             $       7,826      $       13,810

                                                                             ===============    ===================
                       Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable
                                                                             $      39,715      $        39,715

         Bank Overdraft
                                                                             $           0      $             -
                                                                             ---------------    -------------------
                                                                             ---------------    -------------------
         Interest Payable
                                                                             $      80,865      $        74,459

                                                                             ---------------    -------------------
                                                                             ---------------    -------------------
         Notes Payable
                                                                             $      99,432      $       124,432
                                                                             ---------------    -------------------
                                                                             ---------------    -------------------
Total Liabilities
                                                                             $     220,012      $       238,606

                                                                             ---------------    -------------------
                                                                             ---------------    -------------------
Shareholder's Deficit

         Preferred stock; $10 par value 2,000,000 shares authorized,
none issued and outstanding respectively                                                -                    -
         Common stock, $.001 par value, 30,000,000 shares
authorized and 28,531,202
                                                                             $     28,531       $       28,531
Additional paid-in Capital
                                                                             $  9,069,024       $    9,044,024
                                                                             ---------------    -------------------
                                                                             ---------------    -------------------
Deficit
                                                                             $ (9,309,741)      $   (9,297,351)
Total Shareholder's Deficit
                                                                             $   (212,186)      $     (224,796)
                                                                             ---------------    -------------------
                                                                             ---------------    -------------------
Total Liabilities & Shareholder's Deficit                                    $      7,826       $       13,810
                                                                             ===============    ===================

    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                For the Three Months Ended       For the Six Months
                                        March 31,                 Ended March 31,
                                  2005                           2005
                                                  2004                         2004

EXPENSES
     Insurance                 $         0    $           0   $        0    $        0
     Service Fees                        0                0            0             0
     Professional Fees                   0                0            0             0
     Rent                                0                0            0             0
     Depreciation                        0               71          202           142
     General and
     Administrative                  3,722               60        5,782           120
     Interest                        3,203            3,202        6,406         6,404
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


       Total Operating             $ 6,925        $ 3,333      $ 12,390        $ 6,666
Expenses

     Operating (loss)              (6,925)          (3,333)     (12,390)       (6,666)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
OTHER
     Bad Debt                  $         0    $           0   $        0    $
     Interest expense                    0                0            0             0
Other Income                             0                0            0             0
Total Other Income                       0                0            0             0
                                                                                     0
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


     NET LOSS BEFORE INCOME    $   (6,925)    $   (3,333)     $ (12,390)    $  (6,666)
                      TAXES

     Provision for
               income taxes            0                 0            0             0

          NET INCOME (LOSS)        (6,925)          (3,333)     (12,390)       (6,666)
-------------------------------============---==============--===========   ===========
-------------------------------------------------------------------------   -----------

Basic and diluted              $(0.01)        $(0.01)         $(0.01)       $(0.01)
income (loss) per
common share
-------------------------------============---==============--===========---===========---
------------------------------------------------------------------------------------------

Basic and Diluted
weight-average    number
of common         shares
outstanding                      2,250,000       28,531,202    2,250,000    28,531,202
-------------------------------============---==============--===========---===========---

    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                For the Six Months Ended
                                                       March 31,
                                            ---------------------------------
                                            ------------- ------ ------------

                                                2004                2004
                                            -------------        ------------
                                                                 ------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                           $   (12,390)         $   (6,666)
                                            -------------        ------------
                                            -------------        ------------


Adjustments to reconcile net income
(loss) to net cash provided by      (used
in) operating activites:                              $0                  $0
Issuance of common shares for a fee                    0                   0
Bad Debt                                             202                 142
Depreciation
(Increase) Decrease in other assets                    0                   0
(Decrease) increase in accounts payable                0                   0
(Decrease) increase in other liabilities
                                                   6,406               6,404
                                            -------------        ------------
                                            -------------        ------------

                                            $                    $
CASH FLOWS FROM FINANCING ACTIVITIES                   0                   0
                                            -------------        ------------
                                            -------------        ------------

Net cash provided from financing            $                    $
activities                                             0                   0
                                            ------------- ------ ------------

Cash at beginning of period
                                                $  9,858              $  164
                                            =============        ============
                                            =============        ============

Cash at end of period                       $      4,076         $        44
                                            =============        ============
                                            =============        ============

                                            =============        ============



    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2005


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

As of March 31, 2003, the Company had $4,076 in cash and a deficiency in working capital of $215,936.

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


                                                 General Environment Corporation


Date: August 25, 2005                                By: /s/ Herb T. Sears

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

Dated: August 25, 2005

By: /s/ Herb T. Sears
Herb T. Sears
Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report of General Environment Corporation on Form 10-QSB for the quarterly period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Herb T. Sears
----------------------------
Name: Herb T. Sears
Title: Chief Executive Officer

 August 25, 2005

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

Dated: August 25, 2005

By: /s/ Ed Nichols
Ed Nichols
Chief Financial Officer


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Ed Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Ed Nichols
----------------------------
Name: Ed Nichols
Title: Chief Financial Officer


 August 25, 2005