Form 10QSB
period 2005-06-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-08-26
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2005 (unaudited) and
                  September 30, 2004.....................................................................3

                  Unaudited Condensed Statements of Operations - For the three months and nine months ended June  30, 2005 and 2004...................................................4

                  Unaudited Condensed Statements of Cash Flows - For the nine months ended
                  June 30, 2005 and 2004.................................................................5

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


SIGNATURES...............................................................................................7

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                              June 30, 2005       September, 30,
                                                              (unaudited)         2004

Current Assets
         Cash and Cash Equivalents                            $     4,016         $     9,858
Equipment-Net                                                           -                 202
Other Assets                                                        3,750               3,750
                                                                -----------        ------------
Total Assets                                                  $    13,810               7,766
                                                              ================     =============
                       Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable                                         39,715               39,715

         Interest Payable                                         84,068               74,459

         Notes Payable                                            99,432              124,432

Total Liabilities                                             $  223,215              238,606
                                                              ----------------    -------------
Shareholder's Deficit

         Preferred stock; $10 par value
2,000,000 shares authorized,
none issued and outstanding respectively                              -                    -
         Common stock, $.001 par value,
30,000,000 shares
authorized and 28,531,202                                        28,531               28,531
Additional paid-in Capital
                                                           $  9,069,024         $  9,044,024
                                                              -------------     ---------------
Deficit
                                                           $ (9,313,004)       $  (9,297,351)
Total Shareholder's Deficit
                                                           $   (215,449)       $    (224,796)
                                                              -------------    ----------------
Total Liabilities & Shareholder's Deficit                      $  7,766          $    13,810
                                                              =============    ================



    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                For the Three Months Ended      For the Nine Months
                                         June 30,                  Ended June 30,

                                  2005            2004           2005          2004


EXPENSES
     Depreciation
     General and                $    -               71       $  202        $  213
     Administrative
     Interest                       60            7,375        5,842         7,495
                                 3,203            3,202        9,609         9,606

                           --------------------------------------------------------


       Total Operating         $ 3,263         $ 10,649     $15,653       $ 17,255
Expenses

     Operating (loss)           (3,263)         (10,649)   $(15,653)      $(17,255)
                           --------------------------------------------------------
OTHER
     Bad Debt
     Interest expense
Other Income
Total Other Income             $    -         $     -        $   -          $   -
                           --------------------------------------------------------
                               $ 3,263        $10,649      $15,653        $17,255

     NET LOSS BEFORE INCOME
                      TAXES

     Provision for
               income taxes          -             -            -               -

          NET INCOME (LOSS)    $ 3,263       $10,649      $15,653         $17,255
                           --------------------------------------------------------
Basic and diluted
income (loss) per
common share

Basic and Diluted
weight-average number
of common shares
outstanding

    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                       For the Nine Months Ended
                                                               June 30,
                                                  -------------------------------
                                                      2005                  2004
                                                  --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                    $ (15,653)       $% (17,315)
                                                  --------------    --------------
 Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activites:


Depreciation                                         $    202           $   213
(Increase) Decrease in other assets                         -                 -
(Decrease) increase in accounts payable

(Decrease) increase in other liabilities                9,609             9,606
                                                  --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES              $         -         $  25,000
                                                  --------------    --------------

Net cash provided from financing activities       $         -         $  25,000
                                                  --------------     --------------

Cash at beginning of period                       $     9,858         $     164
                                                  ==============    ==============

Cash at end of period                             $     4,016          $ 17,668
                                                  ==============    ==============



    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                  June 30, 2005


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

As of June 30, 2005, the Company had $4,016 in cash and a deficiency in working capital of $119,767.

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

I, Herb Sears, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Herb T. Sears
----------------------------
Name: Herb T. Sears
Title: Chief Executive Officer

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


I, Ed Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of General Environment Corporation on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of General Environment Corporation


By: /s/ Ed Nichols
----------------------------
Name: Ed Nichols
Title: Chief Financial Officer


 August 25, 2005