Form 10QSB/A
period 2002-12-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-09-21
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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


                      33 Pine, Exeter, New Hampshire 03833
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (603) 773-0153
                           ----------------------------
                           (Issuer's telephone number)

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


                                             General Environment Corporation


Date: September 21, 2005                               By: /s/ Herb T. Sears

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

Dated: September 21, 2005

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

September 21, 2005

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

Dated: September 21, 2005

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


September 21, 2005