Form 10KSB/A
period 2003-09-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-09-21
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the Fiscal Year Ended September 30, 2003

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

          For the transition period from ____________ to _____________

                          Commission File No. 000-49991

                        GENERAL ENVIRONMENTAL CORPORATION
       -------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           DELAWARE                                   84-1080047
--------------------------------         -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                      33 Pine, Exeter, New Hampshire 03833
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:             (603) 773-0153

Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class      Name of each exchange on which each is registered
   --------------------    --------------------------------------------------
          None                                    None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                  --------------------------------------------
                                (Title of Class)

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

Also, on January 1, 1998 the Company acquired Specialty Waste Services in a stock transaction. Specialty Waste Services operated as a wholly owned subsidiary of the Company and is in the environmental waste disposal brokerage business.

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

On September 30, 2001 the Company sold its shares of Specialty Waste Services to an officer of Specialty Waste Services for $10,000 in cash. The redemption of 1,000,000 common shares and the assumption of $33,014 of outstanding indebtedness.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Pink Sheets. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                               2003                            2002
                      -----------------------      ----------------------------
                        High            Low           High           Low
First Quarter         $0.01           $0.00          $0.01          $0.00
Second Quarter         0.01            0.00           0.00           0.00
Third Quarter          0.01            0.00           0.00           0.00
Fourth Quarter        $0.01           $0.00          $0.01          $0.00

As of December 15, 2003, the closing bid price of the common stock was $0.01.

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

         Name                 Age             Position

Herb T. Sears                 58              President - Director
W. Edwards Nichols            64              Secretary - Director

The following is a biographical summary of the business experience of the executive officers and directors of the Company. Each officer of the Company devotes part-time to their respective positions.

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


                                           GENERAL ENVIRONMENTAL CORPORATION
Dated:   September 21, 2005

                                           By:/s/ Herbert T. Sears
                                              ------------------------------
                                                    Herbert T. Sears
                                                    Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures               Title                       Date

/s/ Herbert T. Sears         Chairman of the Board          September 21, 2005
Herbert T. Sears             President and Director


/s/ W. Edward Nichols       Secretary - Treasurer and       September 21, 2005
W. Edward Nichols           Director

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

Dated: September 21, 2005

By: /s/ W. Edward Nichols
W. Edward Nichols
Chief Financial Officer

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

By: /s/ Herbert T. Sears
----------------------------
Name: Herbert T. Sears
Title: Chief Executive Officer
September 21, 2005

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2003


I, W. Edwards Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of General Environmental Corporation on Form 10-KSB for the annual period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of General Environmental Corporation

By: /s/ W. Edwards Nichols
----------------------------
Name: W. Edwards Nichols
Title: Chief Financial Officer
September 21, 2005