Form 10KSB/A
period 2004-09-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-10-31
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the Fiscal Year Ended September 30, 2004
                                            ------------------

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

                      33 Pine, Exeter, New Hampshire 03833
                -------------------------------------------------
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

NOTE 8 - SUBSEQUENT EVENTS

On November 4, 2004, the shareholders of the company approved a reverse split of the company's common shares from 28,531,202 shars into 1,500,000 shares.

The reverse split is effective as of the close of business November 14, 2005.

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


                                            GENERAL ENVIRONMENTAL CORPORATION
Dated:   October 31, 2005

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

    Signatures                   Title                       Date

/s/ Herbert T. Sears        Chairman of the Board           October 31,2005
Herbert T. Sears            President and Director


/s/ W. Edward Nichols       Secretary - Treasurer and       October 31,2005
W. Edward Nichols           Director

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

Dated: October 31, 2005

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

Dated: October 31, 2005

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

By:/s/ Herbert T. Sears
----------------------------
Name: Herbert T. Sears
Title: Chief Executive Officer
October 31, 2005

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002


I, W. Edwards Nichols, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of General Environmental Corporation on Form 10-KSB for the annual period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of General Environmental Corporation

By: /s/ W. Edwards Nichols
----------------------------
Name: W. Edwards Nichols
Title: Chief Financial Officer
October 31, 2005