Form 10QSB/A
period 2004-12-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-10-31
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

(Mark One)

[X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004
                                              -------------------

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


                      33 Pine, Exeter, New Hampshire 03833
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (603) 773-0153
                                ----------------
                           (Issuer's telephone number)

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


SIGNATURES...............................................................................................7

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                                             December 31,        September, 31,
                                                                             2004                2004
                                                                             (unaudited)

Current Assets
         Cash and Cash Equivalents
                                                                             $   7,798            $    9,858
                                                                             ----------------    --------------
Equipment-Net
                                                                             $       0            $      202
                                                                             ----------------    --------------
Other Assets
                                                                             $   3,750            $    3,750
                                                                             ----------------    --------------
Total Assets
                                                                             $  11,548            $    13,810

                                                                             ================    ==============
                                        Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable
                                                                             $  39,715            $    39,715

         Bank Overdraft
                                                                             $       0            $        -
                                                                             ----------------    --------------
         Interest Payable
                                                                             $  77,662            $   74,459

                                                                              ----------------    -------------
         Notes Payable
                                                                             $  99,432            $  124,432
                                                                             ----------------    --------------
Total Liabilities
                                                                             $ 216,809            $  238,606

                                                                             ----------------    --------------
Shareholder's Deficit

         Preferred stock; $10 par value 2,000,000 shares authorized,
none issued and outstanding respectively                                             -                   -
         Common stock, $.001 par value, 30,000,000 shares
authorized and 28,531,202 outstanding
                                                                             $   28,531          $  28,531
Additional paid-in Capital
                                                                             $9,069,024         $9,044,024
                                                                             ----------------    --------------
Deficit
                                                                            $(9,302,816)       $(9,297,351)
Total Shareholder's Deficit
                                                                            $  (205,261)       $  (224,796)
                                                                             ----------------    --------------
Total Liabilities & Shareholder's Deficit                                   $    11,548        $    13,810
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


                                               General Environment Corporation


Date: October 31, 2005                            By: /s/ Herb T. Sears

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

October 31, 2005

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


October 31, 2005