Form 10QSB/A
period 2005-03-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-10-31
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

(Mark One)

[  X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                -----------------

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


                      33 Pine, Exeter, New Hampshire 03833
                      -------------------------------------
                    (Address of principal executive offices)

                                 (603) 773-0153
                                -----------------
                           (Issuer's telephone number)

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

                                 Yes |X| No |_|

      Class                         Shares Outstanding            Date
 Common, $.001                          28,531,202              April 15, 2005

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