Form 10QSB/A
period 2005-06-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2005-10-31
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 --------------

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


                     33 Pine, Exeter, New Hampshire 03833
                     ------------------------------------
                    (Address of principal executive offices)

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

                         General Environment Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                For the Three Months Ended      For the Nine Months
                                         June 30,                  Ended June 30,

                                  2005            2004           2005          2004


EXPENSES
     Depreciation
     General and                $    -               71       $  202        $  213
     Administrative
     Interest                       60            7,375        5,842         7,495
                                 3,203            3,202        9,609         9,606

                           --------------------------------------------------------


       Total Operating         $ 3,263         $ 10,649     $15,653       $ 17,255
Expenses

     Operating (loss)           (3,263)         (10,649)   $(15,653)      $(17,255)
                           --------------------------------------------------------
OTHER
     Bad Debt
     Interest expense
Other Income
Total Other Income             $    -         $     -        $   -          $   -
                           --------------------------------------------------------
  NET LOSS BEFORE INCOME      $ 3,263        $10,649      $15,653        $17,255
                   TAXES

     Provision for
               income taxes         -             -            -               -

          NET LOSS             $ 3,263       $10,649      $15,653         $17,255
                           --------------------------------------------------------
Basic and diluted
income (loss) per
common share                      (.01)         (.01)        (.01)          (.01)

Basic and Diluted
weight-average number
of common shares
outstanding                 28,531,202    28,531,202    28,531,202    28,531,202

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