Form 10QSB
period 2005-12-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2006-11-30
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                        GENERAL ENVIRONMENTAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        84-1080047
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


                  175 Water Street, Exeter, New Hampshire 03833
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (603) 772-7336
                           --------------------------
                           (Issuer's telephone number)

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

                                 Yes |X| No |_|

         Class                  Shares Outstanding             Date
      Common, $.001                28,531,202            November 30, 2006

                        General Enviromental Corporation

                                      INDEX


                                                                                               Page
                                                                                              Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements


                  Condensed Balance Sheets - December 31, 2005(unaudited) and
                  September 30, 2005 (Audited).................................................3

                  Unaudited Condensed Statements of Operations - For the three months ended December  31, 2005 and 2004............................................4

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  December 31, 2005 and 2004...................................................5

                  Notes to Unaudited Condensed Financial Statements............................6

         Item 2. Management's Discussion and Analysis of or Plan
                  of Operation.................................................................7

         Item 3.  Controls and Procedures......................................................7

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings............................................................7
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................7
         Item 3.  Defaults Upon Senior Securities..............................................7
         Item 4.  Submission of Matters to a Vote of Security Holders..........................7
         Item 5.  Other Information............................................................7

          Item 6. Exhibits.....................................................................7


SIGNATURES.....................................................................................8
Certifications.................................................................................9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                                 Balance Sheets


                                     Assets

                                                              December 31,      September, 30,
                                                                 2005                2005
                                                               (unaudited)        (audited)
                                                              -------------      ------------

Current Assets
         Cash and Cash Equivalents                            $   2,891        $    3,376
Other Assets                                                  $   3,750        $    3,750
                                                              -------------    --------------
Total Assets                                                  $   6,641        $    7,126
                                                              =============    ==============
                       Liabilities & Stockholders' Deficit
Current Liabilities
    Accounts Payable                                          $   28,550        $  28,550
    Interest Payable                                          $   49,446        $  46,363
    Notes Payable - Officer                                       63,000           63,000

    Notes Payable                                             $   68,932       $   68,932
                                                               -------------    -------------
Total Liabilities                                             $  209,928       $  206,845
                                                               -------------    -------------
Shareholder's Deficit

Preferred stock; $10 par value 2,000,000 shares authorized,
none issued and outstanding                                            -                 -
Common stock, $.001 par value, 30,000,000 shares
authorized and 28,531,202 outstanding                         $   28,531        $  28,531
Additional paid-in Capital                                    $9,044,024       $9,044,024
Deficit                                                      $(9,275,842)     $(9,272,274)
                                                              -------------    --------------
Total Shareholder's Deficit                                  $  (203,287)     $  (199,719)
                                                              -------------    --------------
Total Liabilities & Shareholder's Deficit                    $     6,641    $       7,126
                                                              =============    ==============




    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                             Statements of Operations
                                   (Unaudited)




                                For the Three Months Ended
                                       December 31,
                               -----------------------------
                                  2005              2004
                               ------------   --------------

REVENUES                       $         0    $         0

EXPENSES
Depreciation                             0            202
General and Administrative             485          2,060
Interest                             3,083          3,203
                                  ---------      ---------

Total Operating   Expenses     $     3,568     $    5,465
                                  ---------     ----------
NET LOSS BEFORE INCOME
TAXES                          $    (3,568)     $  (5,465)
Provision for income tax                 0              0
                                  ---------     -----------
Net Loss                            (3,568)        (5,465)
                               ============   ==============

Basic and diluted income
(loss) per common share        $     (0.01)      $  (0.01)
                               ============   ==============

Basic and diluted weight
average number of common
shares outstanding              28,531,202     28,531,202
                               ============   ==============

    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                            Statements of Cash Flows
                                   (Unaudited)


                                                      For the Three Months Ended
                                                            December 31,
                                                       ---------------------
                                                           2005      2004
                                                       ---------  ----------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                        $ (3,568)   $(5,465)
                                                         --------- -----------

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activites:               $         $
Depreciation                                                             202
(Decrease) increase in other liabilities                    3,083      3,203
                                                         --------- -----------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (485)        $0
                                                         --------- -----------

Net cash provided from financing activities                   $ 0        $ 0
                                                         --------- -----------

Net increase (Decrease) in cash                            ($ 485)      $  0

Cash at beginning of period                              $  3,376        $ 0
                                                         ========= ===========

Cash at end of period                                    $  2,891    $ 7,798
                                                         ========= ===========



    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
              Notes to the Unaudited Condensed Financial Statements
                                December 31, 2005


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The September 30, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended September 30, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     The Company's plan of operation for the foreseeable future is to search for a suitable company with which to merge or acquire.

     The Company had no revenues for either the three months ended December 31, 2005 or 2004.

     For the three months ended December 31, 2005, the Company incurred interest expense of $3,083 and selling general and administrative expenses of $485. This compares with interest expense of $3,203 depreciation expense of $202 and general and administrative expenses of $2,060 for the same period in 2004.

     As of December 31, 2005, the Company had $2,891 in cash and a deficiency in working capital of $203,287.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

a)       Exhibits

EXHIBIT NO.                             IDENTIFICATION OF EXHIBIT

 31.1    Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
 31.2    Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
 32.1    Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002
 32.2    Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               General Environment Corporation


Date: November 30, 2006                       By: /s/ Herb T. Sears
                                                  ----------------------------
                                                     Herb T. Sears
                                                     Chief Executive Officer

Date: November 30, 2006                        By: /s/ Ed Nichols
                                                 -----------------------------
                                                     Ed Nichols
                                                     Chief Financial Officer

 CERTIFICATIONS
                                                                 EXHIBIT 31.1


I, Herbert T. Sears, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of General Environmental Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 30, 2006

/s/ Herbert T. Sears
-------------------------
Herbert T. Sears
Chief Executive Officer

                                                                 EXHIBIT 31.2


I, Edward Nichols, certify that:

1.  I  have   reviewed  this  quarterly  report  on  Form  10-QSB  of  General
Envioronmental Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 30, 2006

/s/   Edward Nichols
------------------------
Edward Nichols
Chief Financial Officer

                                                                 EXHIBIT 32.1

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Herbert Sears, the Chief Executive Officer of General Environmental Corporation. (the "Company"), hereby certifies that, to his knowledge:

(i) the Quaterly Report on Form 10-QSB of the Company for the three months ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November __, 2006

/s/ Herbert Sears

Herbert Sears
Chief Executive Officer

                                                                 EXHIBIT 32.2

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Edward Nichols, the chief financial officer of General Environmental Corporation (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the three months ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 30, 2006

/s/ Edward Nichols
------------------------
Edward Nichols
Chief Financial Officer