Form 10QSB
period 2006-03-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2006-11-30
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[  X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


                  175 Water Street, Exeter, New Hampshire 03833
                  ----------------------------------------------
                    (Address of principal executive offices)

                                 (603) 772-7336
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                        General Enviromental Corporation
                                      INDEX


                                                                                           Page
                                                                                          Number
                                                                                        ----------

PART I - FINANCIAL INFORMATION


         Item 1.Financial Statements

                 Condensed Balance Sheets - March 31, 2006 (unaudited) and
                 September 30, 2005 (audited).................................................3

                 Unaudited Condensed Statements of Operations - For the three months and six months ended March  31, 2006 and 2005........................................4

                 Unaudited Condensed Statements of Cash Flows - For the six months ended
                 March 31, 2006 and 2005......................................................5

                 Notes to Unaudited Condensed Financial Statements............................6

         Item 2. Management's Discussion and Analysis or Plan
                  of Operation................................................................7

         Item 3.  Controls and Procedures.....................................................7

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings...........................................................7
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.................7
         Item 3.  Defaults Upon Senior Securities.............................................7
         Item 4.  Submission of Matters to a Vote of Security Holders.........................7
         Item 5.  Other Information...........................................................7

          Item 6. Exhibits ...................................................................7


SIGNATURES....................................................................................8
Certifications................................................................................9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                                 Balance Sheets

                      Assets

                                                            March 31, 2006     September, 31,
                                                             (unaudited)           2005
                                                            -------------     --------------

Current Assets
  Cash and Cash Equivalents                               $       1,691      $        3,376
                                                           ---------------    --------------

Other Assets                                              $       3,750      $        3,750
                                                           ---------------    --------------
Total Assets                                              $       5,441      $        7,126
                                                           ===============   ==============

     Liabilities & Stockholders' Deficit
Current Liabilities
         Accounts Payable                                 $     28,550      $        28,550

         Interest Payable                                 $     52,529      $        46,363

         Notes Payable - Officer                               63,000               63,000


         Notes Payable                                    $     68,932       $       68,932
                                                           -------------      --------------

Total Liabilities                                         $    213,011       $      206,845
                                                           -------------      --------------
 Shareholder's Deficit

         Preferred stock; $10 par value 2,000,000
shares authorized, none issued and outstanding
                                                                     -                    -
         Common stock, $.001 par value, 30,000,000 shares
authorized and 28,531,202 issued and outstanding          $     28,531          $      28,531
Additional paid-in Capital                                $  9,044,024          $   9,044,024
Deficit                                                   $ (9,280,125)         $  (9,272,274)
                                                           ------------          -------------
Total Shareholder's Deficit                               $   (207,570)         $    (199,719)
                                                          ---------------       -------------
Total Liabilities & Shareholder's Deficit                 $      5,441          $       7,126
                                                          ===============      ==============


    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                            Statements of Operations
                                   (Unaudited)



                              For the Three Months Ended   For the Six Months Ended
                                      March 31,                   March 31,
                                  2006        2005          2006            2005
                                -------      ------        -------         -------

EXPENSES
Depreciation                      $  0        $   0      $      0          $   202
General and
Administrative                   1,200        3,722         1,685            5,782
Interest                         3,083        3,203         6,166            6,406
                                -------     --------      ---------       ---------
       Total Operating         $ 4,283      $ 6,925       $ 7,851         $ 12,390
Expenses                        -------     --------      ---------       ---------

NET LOSS BEFORE INCOME         $(4,283)    $ (6,925)     $ (7,851)       $ (12,390)
  TAXES

Provision for income taxes           0            0             0                0
                                -------     ---------      ---------       ---------
          NET INCOME (LOSS)     (4,283)      (6,925)       (7,851)         (12,390)
                                 =======    =========      =========       =========
Basic and diluted
income (loss) per common share  $(0.01)      $(0.01)       $(0.01)          $(0.01)

Basic and Diluted
weight-average number
of common shares
outstanding                  28,531,202    28,531,202   28,531,202       28,531,202
                             ===========   ==========   ===========     ============


    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                           Statements of Cash Flows
                                   (Unaudited)



                                                For the Six Months Ended
                                                       March 31,
                                            ---------------------------------
                                                2006               2005
                                            -------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                            $   (7,851)         $   (12,396)
                                            -------------        ------------

Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activites:
Issuance of common shares for a fee                    0                   0
Bad Debt                                               0                   0
Depreciation                                                             142
(Increase) Decrease in other assets                    0                   0
(Decrease) increase in accounts payable                0                   0
(Decrease) increase in other liabilities           6,166              12,396
                                            -------------        ------------
Cash (used in) provided by operating
activities                                        (1,685)                  0
                                            -------------        ------------
CASH FROM FINANCING ACTIVITIES                                    $        0
                                            -------------        ------------
Net cash provided from financing            $                    $
activities                                             0                   0
                                            -------------         ------------
Net increase (decrease) in cash                   (1,685)                  0

Cash at beginning of period
                                                $  3,376             $ 7,798
                                            =============        ============

Cash at end of period                       $      1,691         $     7,798
                                            =============        ============


    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2006


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

The Company had no revenues for either the three months or six-months period ended March 31, 2006 or 2005.

For the three months ended March 31, 2006, the Company incurred interest expense of $3,083 and general and administrative expenses of $1,200. This compares with general and administrative expenses of $3,722 and interest of 3,203 for the corresponding period of the prior year.

For the six months ended March 31, 2006, the Company incurred interest expense of $6,166 and general and administrative expenses of $1,685. This compares with interest expense of $6,406, general and administrative expenses of $5,782 and depreciation of $202 for the corresponding period of the prior year.

As of March 31, 2006, the Company had $1,691 in cash and a deficiency in working capital of $211,320.

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


                                                 General Environment Corporation


Date: November 30, 2006                        By: /s/ Herb T. Sears
                                                   --------------------------
                                                   Herb T. Sears
                                                   Chief Financial Officer

Date: November 30, 2006                        By: /s/ Ed Nichols
                                                  ---------------------------
                                                  Ed Nichols
                                                  Chief Financial Officer

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

Date: November 30, 2006

/s/ Herbert T. Sears
------------------------
Herbert T. Sears
Chief Executive Officer

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

/s/   Edward Nichols
------------------------
Edward Nichols
Chief Financial Officer

                                                                 EXHIBIT 32.1

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Herbert Sears, the Chief Executive Officer of General Environmental Corporation. (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the six months ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November __, 2006

/s/ Herbert Sears

Herbert Sears
Chief Executive Officer

                                                                 EXHIBIT 32.2

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Edward Nichols, the chief financial officer of General Environmental Corporation (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the six months ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 30, 2006

/s/ Edward Nichols
------------------------
Edward Nichols
Chief Financial Officer