Form 10QSB
period 2006-06-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2006-11-30
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                                 --------------

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107


                        GENERAL ENVIRONMENTAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       84-1080047
 ------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                  175 Water Street, Exeter, New Hampshire 03833
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (603) 772-7336
                                -----------------
                           (Issuer's telephone number)

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


         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2006 (unaudited) and
                  September 30, 2005 (audited)...........................................................3

                  Unaudited Condensed Statements of Operations - For the three months and nine months ended June  30, 2006 and 2005...................................................4

                  Unaudited Condensed Statements of Cash Flows - For the nine months ended
                  June 30, 2006 and 2005.................................................................5

                  Notes to Unaudited Condensed Financial Statements......................................6

         Item 2.  Management's Discussion and Analysis or Plan of Operation..............................7

         Item 3.  Controls and Procedures................................................................7

PART II - OTHER INFORMATION..............................................................................7
         Item 1.  Legal Proceedings......................................................................7
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................7
         Item 3.  Defaults Upon Senior Securities........................................................7
         Item 4.  Submission of Matters to a Vote of Security Holders....................................7
         Item 5.  Other Information......................................................................7

         Item 6. Exhibits................................................................................7


SIGNATURES...............................................................................................8
Certification............................................................................................9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                                 Balance Sheets



                                     Assets

                                                                 June 30,       September, 30,
                                                                  200              2005
                                                                (unaudited)      (audited)
                                                               -------------    -------------



Current Assets
Cash and Cash Equivalents                                        $  1,631           $3,376

Other Assets                                                        3,750            3,750
                                                                  --------         --------
Total Assets                                                      $ 5,381         $  7,126
                                                                  ========         ========

                       Liabilities & Stockholders' Deficit
Current Liabilities
Accounts Payable                                                   28,550           28,550

Interest Payable                                                   55,612           46,363

Notes payable - officer                                            63,000           63,000

Notes Payable                                                      68,932           68,932
                                                                  --------         --------
Total Liabilities                                                 216,094          206,845
                                                                  --------         --------
Shareholder's Deficit

Preferred stock; $10 par value 2,000,000 shares authorized,
none issued and outstanding                                            -                -
Common stock, $.001 par value, 30,000,000 shares
authorized and 28,531,202 issued and outstanding                 $28,531          $28,531

Additional paid-in Capital                                  $  9,044,024       $9,044,024

Deficit                                                     $ (9,283,268)     $(9,272,274)
                                                              -----------     ------------
Total Shareholder's Deficit                                     (210,713)         199,779
                                                              -----------     ------------
Total Liabilities & Shareholder's Deficit                   $      5,381            7,126
                                                              ===========     ============


    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                            Statements of Operations
                                   (Unaudited)




                                    For the Three Months Ended      For the Nine Months
                                             June 30,                  Ended June 30,
                                     -------------------------      --------------------
                                      2006            2005           2006          2005
                                     ------          ------         ------        ------

EXPENSES
Depreciation                        $    -                          $   0          $202
General and Administrative              60           7,375          1,745         5,842
Interest                             3,083           3,203          9,249         9,609
                                   ---------      -----------    ----------     ---------


Total Operating Expenses           $ 3,143       $  10,578        $10,994       $15,653
                                   ---------      -----------    ----------     ---------
NET LOSS BEFORE INCOME
      TAXES                        $(3,143)       $(10,578)      $(10,994)     $(15,653)

Provision for
      income taxes                       -               -              -             -
                                  ---------      -----------    ----------     ---------
NET INCOME (LOSS)                  $(3,143)       $(10,578)      $(10,994)     $(15,653)
                                  ---------      -----------    ----------     ---------
Basic and diluted
income (loss) per common share      $ (.01)       $   (.01)      $   (.01)      $  (.01)
                                  =========      ===========    ==========     =========
Basic and Diluted
weight-average number
of common shares outstanding    28,531,202      28,531,202     28,531,202    28,531,202
                                ===========     ============   ===========   ===========

    The accompanying notes are an integral part of the financial statements.
                                       4

                         General Environment Corporation
                            Statements of Cash Flows
                                   (Unaudited)


                                                      For the Nine Months Ended
                                                              June 30,
                                                  ------------------------------
                                                     2006                  2005
                                                  -------------    -------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                   $ (10,994)       $ (15,653)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activites:


Depreciation
(Increase) Decrease in other assets                        -                 -
(Decrease) increase in accounts payable

(Decrease) increase in other liabilities               9,249             9,609
                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES              $   (1,745)        $  (5,842)
                                                  -------------    -------------

Net cash provided from financing activities       $   (1,745)        $  (5,842)
                                                  -------------     ------------
Increase (decrease) in cash                       $   (1,745)        $  (5,842)
                                                  -------------     ------------
Cash at beginning of period                       $    3,376         $   9,859
                                                  =============    =============

Cash at end of period                             $    1,631         $   4,017
                                                  =============    =============




    The accompanying notes are an integral part of the financial statements.
                                       5

                         General Environment Corporation
              Notes to the Unaudited Condensed Financial Statements
                                  June 30, 2005


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

The Company had no revenues for either the three months or nine-months ended June 30, 2006.

For the three months ended June 30, 2006, the company incurred interest expense of $3,083 and general and administrative expenses of $60. This compares with interest expense of $3,203 and general and administrative expenses of $7,375 for the corresponding period of the prior year.

For the nine months ended June 30, 2006, the company incurred interest expenses of $9,249 and general and administrative expenses of $1,745. This compares with interest expenses of $9,609, general and administrative expenses of $5,842 and depreciation of $202 for the corresponding period of the prior year.

As of June 30, 2006, the Company had $1,631 in cash and a deficiency in working capital of $214,463.

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


                                      General Environment Corporation


Date: November 30, 2006               By: /s/ Herb T. Sears
                                        ---------------------------
                                          Herb T. Sears
                                          Chief Executive Officer

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

Date: November 30, 2006

/s/ Herbert T. Sears
-----------------------
Herbert T. Sears
Chief Executive Officer

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

Date: November 30, 2006

/s/   Edward Nichols
-------------------------
Edward Nichols
Chief Financial Officer

                                                                 EXHIBIT 32.1

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Herbert Sears, the Chief Executive Officer of General Environmental Corporation. (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the six months ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 30, 2006

/s/ Herbert Sears
-----------------------
Herbert Sears
Chief Executive Officer

                                                                 EXHIBIT 32.2

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Edward Nichols, the chief financial officer of General Environmental Corporation (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the six months ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 30, 2006

/s/ Edward Nichols
------------------------
Edward Nichols
Chief Financial Officer