Form 10KSB
period 2005-09-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2006-12-06
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the Fiscal Year Ended September 30, 2005

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

     The Issuer had no revenues for the fiscal year ended September 30, 2005.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of November 30, 2006 was 28,531,202.

The aggregate market value of the common stock held by non-affiliates is $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

        Transition Small Business Disclosure Format:  Yes  [ ]    No  [X]

                                TABLE OF CONTENTS

                                                                         Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS.........................      3
         ITEM 2.      DESCRIPTION OF PROPERTY.........................      4
         ITEM 3.      LEGAL PROCEEDINGS...............................      4
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS................................      4

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY RELATED STOCKHOLDER
                      MATTERS AND SMALL BUSINESS ISSUER PURCHASES
                      OF EQUITY SECURITIES............................      4
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS PLAN OF
                      OPERATION.......................................      4
         ITEM 7.      FINANCIAL STATEMENTS............................      6
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..........     16
         ITEM 8A.     CONTROLS AND PROCEDURES.........................     16
         ITEM 8B.     OTHER INFORMATION...............................     16

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT...............     16
         ITEM 10.     EXECUTIVE COMPENSATION..........................     17
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                      MATTERS.........................................     17
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..     18
         ITEM 13.     EXHIBITS........................................     18
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..........     18

SIGNATURES............................................................     19

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

Investors should be aware of the scarcity of and competition for business opportunities, as well as the lack of capital of the Company. The Company is not currently engaged in any business operations in the sense that it is generating any sales or earnings. The Company is attempting to acquire assets and properties or stock in a variety of businesses. However, it presently has no business, asset or property which it contemplates acquiring.

Employees

As of October 31, 2006, we had no full-time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located in Exeter, New Hampshire. The offices in Exeter consist of 800 square feet of space. The office space is provided free of charge by the Company's CEO.

ITEM 3.  LEGAL PROCEEDINGS

As of October 31, 2006, we are not a party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year-ended September 30, 2005, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is not available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.
                               2005                             2004
                        ----------------------         -------------------------
                        High          Low               High           Low
First Quarter           No Quote      No Quote        No Quote       No Quote
Second Quarter          No Quote      No Quote        No Quote       No Quote
Third Quarter           No Quote      No Quote        No Quote       No Quote
Fourth Quarter          No Quote      No Quote        No Quote       No Quote

As of October 31, 2006, there was no quote for the stock

As of October 31, 2006, there were approximately 100 holders of record of the Common Stock of the Company.

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

During the fourth quarter of the year-ended September 30, 2005, the Company did not repurchase any of its equity securities.

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

Plan of Operation

The Company's plan of operation for the foreseeable future is to search for a suitable company with which to merge or to acquire.

The Company had no operating revenues for either the year-ended September 30, 2005 or 2004.

     For the year-ended September 30, 2005, the Company incurred consulting fees to two individuals of $50,000, professional fees of $4,980 depreciation of $202 and general and administrative expenses of $335 for a total of $55,517 of operating expenses. This compares with operating expenses of $8,342 for the prior year which was made up of $285 of depreciation and $8,057 of general and administrative expenses.

     For the year-ended September 30, 2005, the Company incurred interest expense of $14,432. This compares with interest expense of $12,809 for the year-ended September 30, 2004.

     For the year-ended September 30, 2005, the Company had income from the foregiveness of indebtedness of $95,025. This compares with $38,100 of income from the foregiveness of indebtedness for the year ended September 30, 2004.

     As a result of the foregoing, the Company had income of $25,076 for the year ended September 30, 2005, up $8,127 from the $16,949 of income for the year-ended September 30, 2004.

As of September 30, 2005, the Company had $3,376 in cash and a deficiency in working capital of $203,469.

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

ITEM 7.  FINANCIAL STATEMENTS

GENERAL ENVIRONMENTAL CORPORATION

Table of Contents
                                                              Page
Independent Auditor's Report                                    7

Financial Statements:
  Balance Sheets                                                8
  Statements of Operations                                      9
  Statements of Changes in Stockholders' Equity (Deficit)      10
  Statements of Cash Flows                                     11
  Notes to the Financial Statements                         12-15

                           Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                         Aurora, Colorado  80014



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
General Environmental Corporation

I have audited the accompanying balance sheets of General Environmental Corporation as of September 30, 2005, and 2004, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Environmental Corporation as of September 30, 2005, and 2004, and the results of its operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States of America.



/S/ Larry O'Donnell, CPA, P.C.

Larry O'Donnell, CPA, P.C.

July 29, 2006

                        GENERAL ENVIRONMENTAL CORPORATION

                                 BALANCE SHEETS


                                                                 September 30,

                                                           2005                2004
                                                         --------            --------

                           ASSETS

         CURRENT ASSETS:
            Cash and cash equivalents                   $  3,376            $   9,858

         EQUIPMENT - NET                                       -                  202

         OTHER ASSETS                                      3,750                3,750

                  TOTAL ASSETS                          $  7,126            $  13,810


              LIABILITIES AND SHAREHOLDERS' DEFICIT

         CURRENT LIABILITIES:
             Accounts Payable                           $ 28,550            $  39,714

             Interest Payable                             46,363               74,457
             Notes Payable - Officers                     63,000                3,000
             Notes Payable                                68,932              121,432

                           Total Liabilities             206,845              238,603

         COMMITMENTS AND CONTINGENCIES

         SHAREHOLDERS' DEFICIT
             Preferred stock, $10 par value, 2,000,000
                shares authorized; 0 shares issued
                and outstanding respectively                   -                   -
             Common stock, $.001 par value, 30,000,000 shares
                authorized; 28,531,202 shares
                issued and outstanding                    28,531              28,531
            Additional paid in capital                 9,044,024           9,044,024
            Deficit                                   (9,272,274)         (9,297,348)

                           Total Shareholders' Deficit  (199,719)           (224,793)


                  TOTAL LIABILITIES AND SHAREHOLDERS'
                  DEFICIT                               $  7,126            $ 13,810


        The accompanying notes are an integral part of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                            STATEMENTS OF OPERATIONS


                                                    Years Ended September 30,

                                                   2005                 2004
                                                  ------               ------

OPERATING EXPENSES:
   Consulting fees                           $   50,000           $        -
   Professional fees                              4,980                    -

   Depreciation                                     202                  285
   General and administrative                       335                8,057
                                               ---------             --------
                  Total operating expenses       55,517                8,342
                                               ---------             --------
                  Operating (loss)              (55,517)              (8,342)

OTHER:
   Interest expense                             (14,432)             (12,809)
   Other income                                  95,025               38,100
                                               ---------             --------
Total other income                               80,593               25,291

NET INCOME
   BEFORE INCOME TAXES                           25,076               16,949

   Provision for income taxes                         -                    -
                                               ---------             --------
NET INCOME                                  $    25,076          $    16,949
                                               =========             ========

Basic and diluted income per common share   $         *          $         *

Basic and diluted weight-average number of
   common shares outstanding                 28,531,202           28,531,202

* Less than $.01 per share




        The accompanying notes are an integral part of these statements

                        GENERAL ENVIRONMENTAL CORPORATION

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                   Common Shares             Preferred Shares     Additional                    Total
                                 $0.001 Par Value             $10 Par Value        Paid In                   Shareholders
                                Shares         Amount       Shares     Amount      Capital     (Deficit)      (Deficit)
                                -------       --------     --------   -------     ----------  ----------    -----------\


BALANCES, September 30, 2003    28,531,202      $28,531       -      $     -    9,044,024   $(9,314,299)   $ (241,744)

   Net income                            -            -       -            -            -        16,949        16,949
                                                                                             -----------     ---------
BALANCES, September 30, 2004    28,531,202       28,531       -            -    9,044,024    (9,297,348)     (224,793)

   Net income                            -            -       -            -            -        25,076        25,076
                                                                                             -----------     ---------
BALANCES, September 30, 2005    28,531,202      $28,531       -            -   $9,044,204   $(9,272,274)    $(199,719)





The accompanying notes are an integral part of these statements

                        GENERAL ENVIRONMENTAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                        Years Ended September 30,

                                                       2005                  2004
                                                     -------               -------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                         $25,076              $16,949
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
   Forgiveness/Elimination of notes receivable (debt) (52,500)             (38,100)
   Depreciation                                           202                  285
   (Increase) decrease in assets:
       Other assets                                         -               (3,750)
   (Decrease) increase in accounts payable             48,833               (3,499)

   (Decrease) increase in other liabilities           (28,093)              11,655
                                                     ---------            ---------
         Net cash provided by (used in)
            Operating activities                       (6,482)             (15,306)
                                                     ---------            ---------

CASH FLOW FROM INVESTING ACTIVITIES:                        -                    -
                                                     ---------            ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from note payable                               -               25,000
                                                     ---------            ---------
         Net cash provided by Financing activities          -               25,000
                                                     ---------            ---------
NET INCEREASE (DECREASE) IN CASH                       (6,482)               9,694

CASH, BEGINNING OF PERIOD                               9,858                  164
                                                     ---------            ---------

CASH, END OF PERIOD                                  $  3,376             $  9,858
                                                     =========            =========
SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
Promissory notes issued for payment of payables       $60,000             $      -
                                                     =========            =========



        The accompanying notes are an integral part of these statements

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

General Environmental Corporation was incorporated under the laws of the State of Delaware under the name Marling Corporation on January 19, 1988 and in January 1993 the Company changed its name to General Environmental Corporation. Since 1988 until inception, the Company has had no operations except for the years 1994 through 2001 where it was in the business of providing products and services for the treatment of contaminated water. Therefore, during the years September 30, 2005 and 2004, the Company had no operations.

Statement of Cash Flows

For purposes of the statements of cash flows, cash includes deposits in commercial bank accounts. The Company considers all short-term investments with an original maturity of three months or less to be cash.

Net Income Per Share

Income per share requires presentation of both basic and diluted income per common share. Common share equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

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

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2 - SHAREHOLDERS' EQUITY

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock at a $0.001 par value.

During the years ended September 30, 2005 and 2004 there were no shares of common stock issued and, therefore, as of September 30, 2005 and 2004 there were 28,531,202 shares outstanding.

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of preferred stock at a $10.00 par value.

During the years ended September 30, 2005 and 2004 there were no shares of preferred stock issued and, therefore, as of September 30, 2005 and 2004 there were no shares outstanding.


NOTE 3 - NOTES PAYABLE

The Company's notes payable consist of the following:

Note Payable- Davidian:

As of September 30, 2005, the Company considers the holder of this note barred by the Statute of limitations from recovering the amount owed on this note including the related accrued interest. The Company was advised on August 6, 1997 by the note holder, Harry Davidian, that they breached the Agreement. Since that time no action had been taken by either party. Based upon the State of Colorado statutes all actions to recover the amount owed on a debt shall be taken within six years after the cause of action occurs (August 6, 1997). Thus, as of September 30, 2005, the Company has written off the principal in the amount of $52,500 and related accrued interest of $42,525 and, therefore, has recorded other income for the year ended September 30, 2005 of $95,025. As of September 30, 2004, the balance owed on this note is $52,500 with interest accrued in the amount of $36,225.

Note Payable - Vinton: This unsecured note is currently due on demand. The balance owed as of September 30, 2005 and 2004 is $43,932 with interest accrued in the amount of $41,360 and $36,088 respectively.

Note Payable - Voelker: On April 5, 2004, GEC borrowed $25,000 and issued a convertible promissory note at the rate of 10% per annum. The balance owed as of September 30, 2005 and 2004 is $25,000 with accrued interest in the amount of $3,377 and $877 respectively.

Note Payable - Sears: On January 7, 2002, GEC borrowed $10,000 from an officer and issued an unsecured promissory note at the rate of 12% per annum. This note is currently due on demand. The balance owed as of September 30, 2005 and 2004 is $3,000 with interest accrued in the amount of $1,630 and $1,269 respectively.

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3 - NOTES PAYABLE (continued)

Line of Credit - Community Bank & Trust (CB&T): As of October 1, 2001, GEC owed $33,014 to CB&T. As part of the sale of a subsidiary on October 1, 2001, this note was assumed by the Purchaser of the subsidiary. During the year ended September 30, 2003, the Purchaser defaulted on the note and, therefore, the guarantors of the note, officers of GEC, were required to maintain the terms of the note. As of September 30, 2005 and 2004, this note is not reflected on the financial statements of the Company. However, during these years the Company is still considered liable for the note and thus has a contingent liability as of September 30, 2005 and 2004 in the amount of $24,476 and $33,550 respectively.

Convertible Notes - Officers On September 30, 2005, GEC issued an unsecured 7% convertible promissory note in the amount of $30,000 to each of its officers as payment for amounts owed these officers. This principal plus all unpaid and accrued interest is due on September 30, 2007. In addition, interest is due semi-annually from the date of the note and every 183 days thereafter. Further, this note may be converted prior to maturity upon notice by the officer into common stock of the Company at the rate of 200 shares for each outstanding dollar of principal converted. The balance owed to each officer as of September 30, 2005 is $30,000.


NOTE 4 - RELATED PARTY TRANSACTIONS

On September 3, 2004, two officers of the Company agreed to waive any consulting fees as well as auto and health insurance allowances during the year ended September 30, 2004. In addition as of September 30, 2004, the two officers agreed to forgive $19,050 of accounts payable owed to each of them or a total of $38,100 and this forgiveness of debt was recorded as other income. During the year ended September 30, 2005, these two officers earned consulting fees in the amount of $25,000 each or a total of $50,000 and these fees were recorded as accounts payable.

                                                                 September 30,
                                                               2005        2004
                                                              ------      ------

         Accounts payable before adjustments                $ 88,550   $ 76,200
         Write off as of 9/30/04 of prior fees to officers         -    (38,100)
         Notes issued as of 9/30/05 to officers as payment   (60,000)         -
                                                            ---------   --------
         Accounts payable after adjustments                 $ 28,550   $ 38,100


NOTE 5 - INCOME TAXES

As of September 30, 2005, the Company had an unused net operating loss carryforward of approximately $5,000,000 which expires between 2019 and 2025. The deferred tax assets that result from such operating loss carryforwards of approximately $1,700,000 at September 30, 2005 and 2004 respectively have been fully reserved for in the accompanying financial statements. During the years ended September 30, 2005 and 2004, the valuation allowances established against the net operating loss carryforwards were negligible.

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENCIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise capital through the issuance of common shares as well as seek a merger partner. The accompanying financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.


NOTE 7 - RECENT ACCOUNTING PRONOUCEMENTS

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB interpretation No. 9." This statement provides further guidance on the application of the purchase method of accounting to acquisitions of financial institutions. The effective date of this statement is for acquisitions on or after October 1, 2002. The Company adopted this statement during the year ended September 30, 2003 and it had no effect on the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our independent accountants, Larry O'Donnell CPA, PC conducted audits of our financial statements for 2005 and 2004. In connection with the issuance of its report of the independent registered public accounting firm, Larry O'Donnell CPA, PC reported to our Board of Directors no material weakness under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls.

ITEM 8B. OTHER INFORMATION

        None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The following table sets forth the names, ages and offices of the executive officers of the Company as of October 31, 2005. Each officer serves at the discretion of the board of directors, but generally for a one-year term. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

         Name       Age  Position

Herb T. Sears       56   President - Director - Chief Executive Officer
W. Edwards Nichols  62   Secretary/Treasurer-Director - Chief Financial Officer

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended September 30, 2005 of each person who served as the Company's Chief Executive Officer during fiscal 2005 and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2005 (the "Named Officers").

                                                                  Long-Term Compensation
                                 Annual Compensation                 Awards           Payouts
    Name and                                                Restricted   Securities
    Principal                             Other Annual   Stock   Underlying   LTIP      All Other
    Position     Year     Salary   Bonus  Compensation   Awards  Options      Payouts    Compensation
--------------- -------- ------- ------- ------------- -------- ------------- ---------- ---------------
--------------- -------- ------- ------- ------------- -------- ------------- ---------- ---------------
Herb Sears
                   2004       0       0             0        0             0          0               0
President          2005  25,000       0             0        0             0          0               0

Ed Nichols
Secretary          2004       0       0             0        0             0          0               0
-Treasurer         2005  25,000       0             0        0             0          0               0

Employment Contracts

The Company has no employment agreement with any person.

Compensation of Directors

We reimburse all direct costs of attendance of Board meetings by our directors.

No additional compensation of any nature is paid to employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is furnished as of October 31, 2006 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.


                                                          Amount and Nature of
          Name and Address of Beneficial Owner (1)             Ownership             Percent
   --------------------------------------------------    -----------------------     --------
    Herbert T. Sears                                                 4,808,096           17%
   Chairman of the Board
   President
   33 Pine Street, Exeter, New Hamphire

   W. Edward Nichols
   Director - Secretary
   6700 West Dorarado Dr., #41, Denver, CO 80123                    4,840,129           17%
                                                          ---------------------    ----------
   All officers and directors as a group (2 persons)                9,648,225           34%
                                                          =====================    ==========

Compliance With Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2005. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company does not believes that all of the filing requirements were satisfied on a timely basis in 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Transactions

On September 3, 2004, two officers of the Company agreed to waive any consulting fees as well as auto and health insurance allowances during the year ended September 30, 2004. In addition as of September 30, 2004, the two officers agreed to forgive $19,050 of accounts payable owed to each of them or a total of $38,100 and this forgiveness of debt was recorded as other income. During the year ended September 30, 2005, these two officers earned consulting fees in the amount of $25,000 each or a total of $50,000 and these fees were recorded as accounts payable.

                                                                 September 30,
                                                               2005        2004
                                                              ------      ------

         Accounts payable before adjustments                $ 88,550   $ 76,200
         Write off as of 9/30/04 of prior fees to officers         -    (38,100)
         Notes issued as of 9/30/05 to officers as payment   (60,000)         -
         Accounts payable after adjustments                 $ 28,550   $ 38,100


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

                                             Fiscal 2005        Fiscal 2003
                                             ------------       -----------
          Audit fees (1)                         $ 1,000           $ 1,000
          Audit related fees (2)                       -                 -
          Tax fees                                     -                 -
          All other fees                               -                 -
                                             ------------       -----------
          Total                                  $ 1,000           $ 1,000
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


                                            GENERAL ENVIRONMENTAL CORPORATION
Dated:  November 30, 2006

                                            By:/s/ Herbert T. Sears
                                               --------------------------
                                               Herbert T. Sears
                                               Chief Executive Officer

Dated:  November 30, 2006
                                            By:/s/ W. Edward Nichols
                                               --------------------------
                                               W. Edward Nichols
                                               Chief Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                   Title                    Date

/s/ Herbert T. Sears        Chairman of the Board        November 30, 2006
---------------------
Herbert T. Sears            President and Director


/s/ W. Edward Nichols       Secretary - Treasurer and    November 30, 2006
---------------------
W. Edward Nichols           Director
                                       19

                                CERTIFICATIONS
                                                                 EXHIBIT 31.1


I, Herbert T. Sears, certify that:

1.  I  have  reviewed  this   annual report  on  Form  10-KSB  of  General
Environmental Corporation;

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

Date: November 30, 2006

/s/ Herbert T. Sears
-----------------------
Herbert T. Sears
Chief Executive Officer

                                                                 EXHIBIT 31.2


I, Edward Nichols, certify that:

1.  I  have   reviewed  this  annual   report  on  Form  10-KSB  of  General
Envioronmental Corporation;

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

Date: November 30, 2006

/s/   Edward Nichols
-----------------------
Edward Nichols
Chief Financial Officer
                                       21

                                                                 EXHIBIT 32.1

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Herbert Sears, the Chief Executive Officer of General Environmental Corporation. (the "Company"), hereby certifies that, to his knowledge:

     (i) the Annual Report on Form 10-KSB of the Company for the year-ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 30, 2006

/s/ Herbert Sears
------------------------
Herbert Sears
Chief Executive Officer
                                       22

                                                                 EXHIBIT 32.2

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Edward Nichols, the chief financial officer of General Environmental Corporation (the "Company"), hereby certifies that, to his knowledge:

(i) the Annual Report on Form 10-KSB of the Company for the year-ended
June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 30, 2006

/s/ Edward Nichols
-----------------------
Edward Nichols
Chief Financial Officer