Form 10KSB
period 2006-09-30
GENERAL ENVIRONMENTAL CORP/NH
filed 2007-02-15
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the Fiscal Year Ended September 30, 2006

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

                  33 Pine Street, Exeter, New Hampshire 03833
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

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of January 15, 2007 was 28,531,202.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

General Environmental Corporation (the "Company") is a Delaware corporation incorporated in January 1988 as Marling Corporation. The Company was formed to enter into a business that was never consummated or acquire an operating business had no operations as Marling Corporation. In January 1993 the Company changed its name to General Environmental Corporation and then acquired Hydrologics, Inc. of Englewood, Colorado as a wholly owned subsidiary. This company owned a patented water clean up technology but subsequently went out of business in 1996. On January 1, 1998 the company acquired Neponset Construction Company, Inc. of Boston, Masachusetts which was in the business of interior demolition and cleanup. The company offices are located at 33 Pine Street, Exeter, New Hampshire.


On January 1, 1998 the Company acquired Environmental Container and Products, Inc., a New Hampshire corporation in a stock transaction. Environmental Container and Products, Inc. ("ENCO") operated as a wholly owned subsidiary with offices and warehouse in Plaistow, New Hampshire. Environmental Container and Products, Inc. manufactured and marketed specialized boxes and other containers for the shipment of environmental waste. On July 31, 2000 ENCO was repurchased by the former owners.

Also, on January 1, 1998 the Company acquired Specialty Waste Services in a stock transaction. Specialty Waste Services operates as a wholly owned subsidiary of the Company and is in the environmental waste disposal brokerage business.

On March 1, 1999 the Company acquired Port Motor Express, Inc. a New Hampshire Corporation in a stock transaction. This company also operated as a wholly owned subsidiary of the Company with offices in Plaistow, New Hampshire. The company was formed to transport the products of Environmental Container and Products, Inc. to its customers in New England. On July 31, 2000 this company was repurchased by William Eaton.

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

Employees

As of January 15, 2007, we had no full-time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located in Exeter, New Hampshire. The offices in Exeter consist of 800 square feet of space. The office space is provided free of charge by the Company's CEO.

ITEM 3.  LEGAL PROCEEDINGS

As of January 15, 2007, we are not a party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year-ended September 30, 2006, no matters were submitted to a vote of security holders.


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
                               2006                             2005
                        ----------------------         -------------------------
                        High          Low               High           Low
First Quarter           No Quote      No Quote        No Quote       No Quote
Second Quarter          No Quote      No Quote        No Quote       No Quote
Third Quarter           No Quote      No Quote        No Quote       No Quote
Fourth Quarter          No Quote      No Quote        No Quote       No Quote

As of January 15, 2007, there was no quote for the stock

As of January 15, 2007, there were approximately 400 holders of record of the Common Stock of the Company.

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

During the fourth quarter of the year-ended September 30, 2006, the Company did not repurchase any of its equity securities.

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

The Company had no operating revenues for either the year-ended September 30, 2006 or 2005.

     For the year-ended September 30, 2006, the Company incurred consulting fees to two individuals of $36,000, professional fees of $21,565 and general and administrative expenses of $10,062 for a total of $67,627 of operating expenses. This compares with operating expenses of $55,157 for the prior year which was made up of $50,000 of consulting fees, $4,890 of professional fees, $202 of depreciation and $335 of general and administrative expenses.

     For the year-ended September 30, 2006, the Company incurred interest expense of $12,586. This compares with interest expense of $14,432 for the year-ended September 30, 2005.

     For the year-ended September 30, 2006, the Company had income from the foregiveness of indebtedness of $90,563. This compares with $95,025 of income from the foregiveness of indebtedness for the year ended September 30, 2005.

     As a result of the foregoing, the Company had income of $10,350 for the year ended September 30, 2006, down from income of $25,076 for the year-ended September 30, 2005.

As of September 30, 2006, the Company had $12,559 in cash and a deficiency in working capital of $193,119. This compares with cash of $3,376 and a deficiency of working capital of $203,469 as of September 30, 2005

Based upon the current level of cash and the deficiency in working capital and current level of expenditures, it will be necessary to seek additional sources of funding over the next twelve months. Historically the company's financing has come from loans from its officers and principal shareholders. However, unless such funding continues or the company is able to sell its shares, the Company has insufficient resources to continue its business operations for the next twelve months. No assurances can be given that the Company will be able to obtain any future financing or sell any of its shares.

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
General Environmental Corporation

I have audited the accompanying balance sheets of General Environmental Corporation as of September 30, 2006, and 2005, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Environmental Corporation as of September 30, 2006, and 2005, and the results of its operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States of America.



/S/ Larry O'Donnell, CPA, P.C.

Larry O'Donnell, CPA, P.C.

February 7, 2007

                        GENERAL ENVIRONMENTAL CORPORATION

                                 BALANCE SHEETS



                                                                       September 30,
                                                                  2006             2005
                                                                --------          -------

                           ASSETS

         CURRENT ASSETS:
            Cash and cash equivalents                          $  12,559         $  3,376


         OTHER ASSETS                                              3,750            3,750
                                                                 --------         --------

                  TOTAL ASSETS                                 $  16,309         $  7,126
                                                                 ========         ========

              LIABILITIES AND SHAREHOLDERS' DEFICIT

         CURRENT LIABILITIES:
             Accounts Payable                                  $  80,358         $ 28,550

             Interest Payable                                     12,320           46,363
             Notes Payable - Officers                             63,000           63,000
             Notes Payable                                        50,000           68,932
                                                                --------         --------
                           Total Liabilities                     205,678          206,845
                                                                --------         --------
         COMMITMENTS AND CONTINGENCIES


         SHAREHOLDERS' DEFICIT
             Preferred stock, $10 par value, 2,000,000
                shares authorized; 0 shares issued
                and outstanding respectively                          -                -
             Common stock, $.001 par value, 30,000,000 shares
                authorized; 28,531,202 shares
                issued and outstanding                           28,531           28,531
            Additional paid in capital                        9,044,024        9,044,024
            Deficit                                          (9,261,924)      (9,272,274)
                                                             -----------      ----------
                           Total Shareholders' Deficit         (189,369)        (199,719)
                                                             -----------      -----------

                  TOTAL LIABILITIES AND SHAREHOLDERS'
                  DEFICIT                                     $  16,309        $   7,126
                                                             ===========      ===========

        The accompanying notes are an integral part of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                            STATEMENTS OF OPERATIONS



                                                   Years Ended September 30,
                                                  2006               2005

OPERATING EXPENSES:
   Consulting fees                             $  36,000         $   50,000
   Professional fees                              21,565              4,980
   Depreciation                                        -                202

   General and administrative                     10,062                335
                                                ---------        -----------
                  Total operating expenses        67,627             55,517

                  Operating (loss)               (67,627)           (55,517)
                                                ---------        -----------
OTHER:
   Interest expense                              (12,586)           (14,432)
   Other income                                   90,563             95,025
                                                ---------        -----------
                           Total other income     77,977             80,593
                                                ---------        -----------
NET INCOME
   BEFORE INCOME TAXES                            10,350             25,076

   Provision for income taxes                          -                  -
                                                ---------        -----------
NET INCOME                                     $  10,350         $   25,076
                                                =========        ===========

Basic and diluted income per common share      $       *         $        *

Basic and diluted weight-average number of
   common shares outstanding                  28,531,202         28,531,202
                                              ===========        ===========
* Less than $.01 per share

The accompanying notes are an integral part of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT


                                 Common Shares          Preferred Shares       Additional                        Total
                               $0.001 Par Value          $10 Par Value         Paid-in                       Shareholders'
                           Shares          Amount     Shares       Amount      Capital         (Deficit)       (Deficit)
                          --------        ---------  --------     --------     ------------    ----------    --------------

BALANCES, September
30, 2004                28,531,202        $28,531         -       $     -      $9,044,024     $(9,297,348)    $(224,793)

   Net income                    -              -         -             -               -          25,076        25,076
                       ------------      ---------    -------      --------   ------------    -------------   ----------
BALANCES, September
30, 2005                28,531,202         28,531         -             -       9,044,024      (9,272,274)     (199,719)

   Net income                    -              -         -             -               -          10,350        10,350
                        ------------      ---------    -------      --------   ------------    -------------   ----------
BALANCES, September
30, 2006                28,531,202        $28,531         -       $     -      $9,044,024     $(9,261,924)    $(189,369)



        The accompanying notes are an integral part of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                               Years Ended September 30,

                                                              2006             2005
                                                             ------           ------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                               $10,350          $25,076
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
   Forgiveness/Elimination of notes receivable (debt)       (43,932)         (52,500)
   Depreciation                                                   -              202
   (Decrease) increase in accounts payable                   51,808           48,833
   (Decrease) increase in other liabilities                 (34,043)         (28,093)
                                                           ----------       ----------
         Net cash provided by (used in)
            Operating activities                            (15,817)          (6,482)

CASH FLOW FROM INVESTING ACTIVITIES:                              -                -
                                                           ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                25,000                -
                                                           ----------       ----------
         Net cash provided by Financing activities                -                -
                                                           ----------       ----------
NET INCEREASE (DECREASE) IN CASH                              9,183           (6,482)

CASH, BEGINNING OF PERIOD                                     3,376            9,858
                                                           ----------       ----------
CASH, END OF PERIOD                                         $12,559         $  3,376
                                                           ==========       ==========
SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
Promissory notes issued for payment of payables           $       -          $60,000
                                                           ==========       ==========



        The accompanying notes are an integral part of these statements.

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

General Environmental Corporation was incorporated under the laws of the State of Delaware under the name Marling Corporation on January 19, 1988 and in January 1993 the Company changed its name to General Environmental Corporation. Since 1988 until inception, the Company has had no operations except for the years 1994 through 2001 where it was in the business of providing products and services for the treatment of contaminated water. Therefore, during the years September 30, 2006 and 2005, the Company had no operations.

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

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2 - SHAREHOLDERS' EQUITY

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock at a $0.001 par value. During the years ended September 30, 2006 and 2005 there were no shares of common stock issued and, therefore, as of September 30, 2006 and 2005 there were 28,531,202 shares outstanding.

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of preferred stock at a $10.00 par value. During the years ended September 30, 2006 and 2005 there were no shares of preferred stock issued and, therefore, as of September 30, 2006 and 2005 there were no shares outstanding.


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

Note Payable - Vinton: As of September 30, 2006, the Company considers the holder of this note barred by the Statute of limitations from recovering the amount owed on this note including the related interest. The note matured on April 1, 2000 and the right to bring a claim for payment on the note expired on April 2, 2006. Thus, as of September 30, 2006, the Company has written off the principal in the amount of $$43,932 and related accrued interest of $46,631 and, therefore, has recorded other income for the year ended September 30, 2006 of 90,563. The balance owed as of September 30, 2005 is $43,932.

Note Payable - Voelker: On April 5, 2004, GEC borrowed $25,000 and issued a convertible promissory note at the rate of 10% per annum. The balance owed as of September 30, 2006 and 2005 is $25,000 with accrued interest in the amount of $5,877 and $3,377 respectively. Further, during the year ended September 30, 2006, the Company received a payment in the amount of $25,000 that is considered due to Mr. Voelker. This amount has no terms or an issued promissory note and is deemed to be at an interest rate of 7% and, therefore, the amount owed as of September 30, 2006 is $25,000 with accrued interest of $254.

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3 - NOTES PAYABLE (continued)

Note Payable - Sears: On January 7, 2002, GEC borrowed $10,000 from an officer and issued an unsecured promissory note at the rate of 12% per annum. This note is currently due on demand. The balance owed as of September 30, 2006 and 2005 is $3,000 with interest accrued in the amount of $1,990 and $1,630 respectively.

Line of Credit - Community Bank & Trust (CB&T): As of October 1, 2001, GEC owed $33,014 to CB&T. As part of the sale of a subsidiary on October 1, 2001, this note was assumed by the Purchaser of the subsidiary. During the year ended September 30, 2003, the Purchaser defaulted on the note and, therefore, the guarantors of the note, officers of GEC, were required to maintain the terms of the note. As of September 30, 2006 and 2005, this note is not reflected on the financial statements of the Company. However, during these years the Company is still considered liable for the note and thus has a contingent liability as of September 30, 2006 and 2005 in the amount of $15,402 and $24,476 respectively.

Convertible Notes - Officers On September 30, 2005, GEC issued an unsecured 7% convertible promissory note in the amount of $30,000 to each of its officers as payment for amounts owed these officers. This principal plus all unpaid and accrued interest is due on September 30, 2007. In addition, interest is due semi-annually from the date of the note and every 183 days thereafter. Further, this note may be converted prior to maturity upon notice by the officer into common stock of the Company at the rate of 200 shares for each outstanding dollar of principal converted. The balance owed to each officer as of September 30, 2006 and 2005 is $30,000 with interest accrued in the amount of $2,100 and $0 respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2005, two officers earned consulting fees in the amount of $25,000 each or a total of $50,000 and these fees were recorded as follows under accounts payable.


         Accounts payable before adjustments                    $ 88,550
         Notes issued as of 9/30/05 to officers as payment       (60,000)
         Accounts payable after adjustments                     $ 28,550

Further, during the year ended September 30, 2006 these two officers earned consulting fees in the amount of $18.000 each or a total of $36,000 and these fees were recorded as accounts payable.

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



NOTE 5 - INCOME TAXES

As of September 30, 2006, the Company had an unused net operating loss carryforward of approximately $5,000,000 which expires between 2019 and 2025. The deferred tax assets that result from such operating loss carryforwards of approximately $1,700,000 at September 30, 2006 and 2005 respectively have been fully reserved for in the accompanying financial statements. During the years ended September 30, 2006 and 2005, the valuation allowances established against the net operating loss carryforwards were negligible.


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

NOTE 7 - RECENT ACCOUNTING PRONOUCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing,"to clarify the accounting for abnormal amounts of idle factory expense, freight, handling costs and wasted material. The effective date of this statement is for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this statement during the year ended September 30, 2006 and it had not effect on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67. This statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA SOP 04-2. The effective date of this statement is for fiscal years beginning after June 15, 2005. The Company adopted this statement during the year ended September 30, 2006 and it had no effect on the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. The effective date of this statement is for fiscal year beginning after June 15, 2005. The Company adopted this statement during the year ended September 30, 2006 and it had no effect on the Company.

                        GENERAL ENVIRONMENTAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8 - SUSEQUENT EVENTS

On January 9, 2007, the shareholders of the Company approved the reincorporation of the Company in the State of Nevada. Further, on January 25, 2007, the Company merged into its recently formed wholly owned subsidiary, N T Technologies, Inc. ("NT"), where NT is the survivor company. In addition, a reverse stock split was approved whereby one share of NT will be issued in exchange for twenty shares of the Company's common stock.
                                       15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our independent accountants, Larry O'Donnell CPA, PC conducted audits of our financial statements for 2006 and 2005. In connection with the issuance of its report of the independent registered public accounting firm, Larry O'Donnell CPA, PC reported to our Board of Directors no material weakness under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls.

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

         Name       Age  Position

Herb T. Sears       57   President - Director - Chief Executive Officer
W. Edwards Nichols  63   Secretary/Treasurer-Director - Chief Financial Officer

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended September 30, 2006 of each person who served as the Company's Chief Executive Officer during fiscal 2006 and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended September 30, 2006 (the "Named Officers").

                                                                  Long-Term Compensation
                                 Annual Compensation                 Awards           Payouts
    Name and                                                Restricted   Securities
    Principal                             Other Annual   Stock   Underlying   LTIP      All Other
    Position     Year     Salary   Bonus  Compensation   Awards  Options      Payouts    Compensation
--------------- -------- ------- ------- ------------- -------- ------------- ---------- ---------------
--------------- -------- ------- ------- ------------- -------- ------------- ---------- ---------------
Herb Sears
                   2004       0       0             0        0             0          0               0
President          2005  25,000       0             0        0             0          0               0
                   2006       0       0             0        0             0          0               0

Ed Nichols
Secretary          2004       0       0             0        0             0          0               0
-Treasurer         2005  25,000       0             0        0             0          0               0
                   2006       0       0             0        0             0          0               0

Employment Contracts

The Company has no employment agreement with any person.

Compensation of Directors

We reimburse all direct costs of attendance of Board meetings by our directors.

No additional compensation of any nature is paid to employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is furnished as of January 15, 2007 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.


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
                                                          =====================    ==========

Compliance With Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2006. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company does not believes that all of the filing requirements were satisfied on a timely basis in 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Transactions

On September 3, 2004, two officers of the Company agreed to waive any consulting fees as well as auto and health insurance allowances during the year ended September 30, 2004. In addition as of September 30, 2004, the two officers agreed to forgive $19,050 of accounts payable owed to each of them or a total of $38,100 and this forgiveness of debt was recorded as other income. During the year ended September 30, 2005, these two officers earned consulting fees in the amount of $25,000 each or a total of $50,000. These fees were recorded as accounts payable.

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

During the year-ended September 30, 2006 these two officers earned consulting fee in the amount of $18,000 each, or $36,000 in total. These fees were recorded as accounts payable.


ITEM 13.          EXHIBITS

    (a)  Exhibits

31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2 CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUNAT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 20022

32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

                                             Fiscal 2006        Fiscal 2005
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


                                            GENERAL ENVIRONMENTAL CORPORATION
Dated:  February 15, 2007

                                            By:/s/ Herbert T. Sears
                                               --------------------------
                                               Herbert T. Sears
                                               Chief Executive Officer

Dated:   February 15, 2007
                                            By:/s/ W. Edward Nichols
                                               --------------------------
                                               W. Edward Nichols
                                               Chief Accounting Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                   Title                    Date

/s/ Herbert T. Sears        Chairman of the Board        February 15, 2007
---------------------
Herbert T. Sears            President and Director


/s/ W. Edward Nichols       Secretary - Treasurer and    February 15, 2007
---------------------
W. Edward Nichols           Director
                                       19

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

Date: February 15, 2007

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

Date: February 15, 2007

/s/   Edward Nichols
-----------------------
Edward Nichols
Chief Financial Officer
                                       21

                                                                 EXHIBIT 32.1

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Herbert Sears, the Chief Executive Officer of General Environmental Corporation. (the "Company"), hereby certifies that, to his knowledge:

     (i) the Annual Report on Form 10-KSB of the Company for the year-ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 15, 2007

/s/ Herbert Sears
------------------------
Herbert Sears
Chief Executive Officer
                                       22

                                                                 EXHIBIT 32.2

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Edward Nichols, the chief financial officer of General Environmental Corporation (the "Company"), hereby certifies that, to his knowledge:

(i) the Annual Report on Form 10-KSB of the Company for the year-ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 15, 2007

/s/ Edward Nichols
-----------------------
Edward Nichols
Chief Financial Officer