Form 10QSB
period 2006-12-31
GENERAL ENVIRONMENTAL CORP/NH
filed 2007-02-22
CIK 1065734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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


                  33 Pine Street, Exeter, New Hampshire 03833
                  ---------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

         Class                  Shares Outstanding             Date
      Common, $.001                28,531,202            February 1, 2007

                        General Enviromental Corporation

                                      INDEX


                                                                                               Page
                                                                                              Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements


                  Condensed Balance Sheets - December 31, 2006(unaudited) and
                  September 30, 2006 (Audited).................................................3

                  Unaudited Condensed Statements of Operations - For the three months ended December  31, 2006 and 2005............................................4

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  December 31, 2006 and 2005...................................................5

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         General Environment Corporation
                                 Balance Sheets


                    Assets
                   --------
                                                December 31,       September 30,
                                                   2006                 2006
                                                ------------       -------------
Current Assets
        Cash                                      $2,690             $12,559
                                                -----------        -----------
Total current assets                               2,690              12,559

Other Assets
        Receivable - Environment                   3,750               3,750
                                                -----------        -----------
Total Assets                                      $6,440             $16,309
                                                ===========        ===========
        Liabilities & Shareholders Deficit
       ------------------------------------
Liabilities

Current Liabilities
        Accounts Payable                          79,549             80,358
        Accrued Interest                          14,523             12,320
        Notes Payable                             50,000             50,000
                                                -----------        -----------
        Total Current Liabilities                144,072            142,678

Other Liabilities
        Notes Payable - Officers                  63,000             63,000
                                                -----------        -----------
        Total Liabilities                        207,072            206,678

Shareholders Deficit
---------------------
Preferred Stock, $10 par value,
2,000,000 shares authorized, 0 issued
and outstanding, respectively                          -                 -
Common Stock, $.001 par value
30,000,000 shares authorized 28,531,209
shares issued and outstanding, respectively       28,531            28,531
Additional paid-in capital                     9,044,024         9,044,024
Deficit                                       (9,273,187)       (9,272,274)
                                              -------------      -------------
        Total Shareholders Deficit               200,632           199,719
                                              -------------      -------------

Total Liabilities & Shareholders Deficit          $6,440            $7,126
                                              =============      =============



    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                             Statements of Operations
                                   (Unaudited)


                                    For the Three Months Ended
                                           December 31,
                                   -----------------------------
                                      2006              2005
                                   ------------   --------------

Revenues                                   -                -

Operating Expenses:
        Consulting fees               $9,000                $
        General administrative
                expenses                  60              485
                                    ----------        ---------
Total Operating Expenses:              9,060              485
Other
        Interest Expense               2,203            3,083
                                    ----------        ---------
Total Other Expenses                   2,203            3,083
                                    ----------        ---------
Net Income Before Taxes              (11,263)          (3,568)
Promise for income taxes                   -                -
Net Income                          $(11,263)               $
                                    ==========        =========
Basic & Diluted Income Per                 -                -
Common Share
Basic & Diluted weighted
average number of common shares
outstanding                       28,531,202       28,531,202


    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
                            Statements of Cash Flows
                                   (Unaudited)


                                                      For the Three Months Ended
                                                            December 31,
                                                       ---------------------
                                                           2006      2005
                                                       ---------  ----------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                     $(11,263)    $(3,568)


Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activites:
Depreciation
(Decrease) increase in payables                          1,394       3,083

Net cash provided by (used in) operating activities     (9,869)       (485)
                                                       ---------   ---------
Net increase (Decrease) in cash                         (9,869)       (485)

Cash at beginning of period                             12,559       3,376
                                                       ---------   ---------
Cash at end of period                                   $2,690      $2,891
                                                       =========   =========



    The accompanying notes are an integral part of the financial statements.

                         General Environment Corporation
              Notes to the Unaudited Condensed Financial Statements
                                December 31, 2006


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The September 30, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended September 30, 2006. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     The Company's plan of operation for the foreseeable future is to search for a suitable company with which to merge or acquire.

     The Company had no revenues for either the three months ended December 31, 2005 or 2004.

     For the three months ended December 31, 2006, the Company incurred consulting fees of $9,000 interest expense of $3,083 and selling general and administrative expenses of $60. This compares with interest expense of $3,083 and general and administrative expenses of $485 for the same period in 2004.

     As of December 31, 2006, the Company had $2,690 in cash and a deficiency in working capital of $141,382. This compares with cash of $12,559 and a deficiency in working capital of $130,119 as of September 30, 2006.

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


                                               General Environment Corporation


Date: February 22, 2007                       By: /s/ Herb T. Sears
                                                  ----------------------------
                                                     Herb T. Sears
                                                     Chief Executive Officer

Date: February 22, 2007                       By: /s/ Ed Nichols
                                                 -----------------------------
                                                     Ed Nichols
                                                     Chief Financial Officer

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

Date: February 22, 2007

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

Date: February 22, 2007

/s/   Edward Nichols
------------------------
Edward Nichols
Chief Financial Officer

                                                                 EXHIBIT 32.1

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Herbert Sears, the Chief Executive Officer of General Environmental Corporation. (the "Company"), hereby certifies that, to his knowledge:

(i) the Quaterly Report on Form 10-QSB of the Company for the three months ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 22, 2007

/s/ Herbert Sears

Herbert Sears
Chief Executive Officer

                                                                 EXHIBIT 32.2

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Edward Nichols, the chief financial officer of General Environmental Corporation (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the three months ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 22, 2007

/s/ Edward Nichols
------------------------
Edward Nichols
Chief Financial Officer