Form 10QSB
period 2007-03-31
NEXPLORE CORP
filed 2007-06-12
CIK 1065734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-49991

NEXPLORE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	84-1080047
(State of incorporation)	(IRS Employer Identification No.)

2601 Network Blvd.
Suite 208
Frisco, Texas 75034
(Address of principal executive offices)

(214) 432-0637
(Issuer's telephone number)

NT Technologies, Inc.
(Former name, former address and former fiscal year, if changed since last report)

General Environmental Corporation
33 Pine Street
Exeter, NH 03833
September 30
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

At June 8, 2007 there were 53,854,381 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

	GENERAL INDEX

		Page Number

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	PLAN OF OPERATION	10

ITEM 3.	CONTROLS AND PROCEDURES	12

PART II.
OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEXPLORE CORPORATION AND SUBSIDIARY
(Formerly General Environmental Corporation)
(A Development Stage Company)
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$259,348	$356,624
Due from stockholders	97,193	-
Prepaid expenses and other	64,680	28,145

Total current assets	421,221	384,769
PROPERTY, EQUIPMENT AND SOFTWARE
Computers and equipment	92,707	35,673
Purchased software	14,527	7,760
Capitalized software development costs	566,602	124,035
Furniture and fixtures	60,849	56,254

	734,685	223,722
Less, accumulated depreciation	(23,289)	(4,465)

Property, equipment and software, net	711,396	219,257
Goodwill	692,952	-
Intangible assets, net	82,465	10,246
Other assets	32,116	30,497

TOTAL ASSETS	$1,940,150	$644,769

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit	$150,000	$150,000
Accounts payable	247,239	35,333
Accrued liabilities	37,172	62,131
Current portion of deferred rent	2,928	2,928

Total current liabilities	437,339	250,392
Notes payable - officers	50,000	-
Deferred rent, less current portion	3,171	5,367
Preferred stock pending issuance	-	426,500

Total liabilities	490,510	682,259
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock; $.001 par value; stated value $1.00;
1,000,000 shares authorized; 1,000,000 and -0- shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively
(liquidation preference of $1,000,000 and $0, respectively)	1,000,000	-
Series B Preferred Stock; $.001 par value; stated value $2.50;
1,000,000 shares authorized; 738,911 and -0- shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively
(liquidation preference of $1,847,278 and $0, respectively)	1,847,278	-
Common stock; $.00001 par value; 100,000,000 shares authorized;
52,854,381 and 50,643,875 shares issued and outstanding at
March 31, 2007 and June 30, 2006, respectively	528	506
Additional paid-in capital	687,577	497,499
Deficit accumulated during the development stage	(2,085,743)	(535,495)

Total stockholders' equity (deficit)	1,449,640	(37,490)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,940,150	$644,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY
(Formerly General Environmental Corporation)
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
		Period from
	Three	January 17, 2006
	Months Ended	(Date of inception)
	March 31, 2007	To March 31, 2006

Revenue	$-	$-
Operating expenses:
General and administrative	653,188	250,113
Research and development	32,980	2,460

Total operating expenses	686,168	252,573

Operating loss	(686,168)	(252,573)
Other income (expenses)
Interest income	3	8
Interest expense	(4,748)	-

Total other income (expenses)	(4,745)	8

Net loss	$(690,913)	$(252,565)

Net loss per share attributable to common
stockholders - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	50,726,364	50,610,213

	Period from		Period from
	January 17, 2006	Nine	January 17, 2006
	(Date of inception)	Months Ended	(Date of inception)
	to March 31, 2007	March 31, 2007	to March 31, 2006

Revenue	$-	$-	$-
Operating expenses:
General and administrative	2,001,270	1,477,011	250,113
Research and development	72,724	63,020	2,460

Total operating expenses	2,073,994	1,540,031	252,573

Operating loss	(2,073,994)	(1,540,031)	(252,573)
Other income (expenses)
Interest income	614	350	8
Interest expense	(12,363)	(10,567)	-

Total other income (expenses)	(11,749)	(10,217)	8

Net loss	$(2,085,743)	$(1,550,248)	$(252,565)

Net loss per share attributable to common
stockholders - basic and diluted	$(0.04)	$(0.03)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	50,666,951	50,689,938	50,610,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY
(Formerly General Environmental Corporation)
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Period from		Period from
January 17, 2006	Nine	January 17, 2006
(Date of inception)	Months Ended	(Date of inception)
to March 31, 2007	March 31, 2007	to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,085,743)	$(1,550,248)	$(252,565)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	25,074	20,610	2,232
Stock-based compensation	83,620	83,620	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(64,680)	(38,154)	(61,808)
Accounts payable	207,239	171,906	10,441
Accrued liabilities	29,979	(32,152)	69,445
Deferred rent	6,099	(2,196)	-

NET CASH USED IN OPERATING ACTIVITIES	(1,798,412)	(1,346,614)	(232,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and software	(168,083)	(68,396)	(49,451)
Capitalized software development costs	(566,602)	(442,567)	(48,770)
Investment in intangible assets	(112,616)	(70,255)	(6,366)
Acquisition costs, net of cash acquired	(92,722)	(92,722)	-

NET CASH USED IN INVESTING ACTIVITIES	(940,023)	(673,940)	(104,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on line of credit	150,000	-	-
Proceeds from issuance of common stock	505	-	483,905
Proceeds from issuance of preferred stock	2,847,278	1,923,278	-

NET CASH PROVIDED BY FINANCING
ACTIVITIES	2,997,783	1,923,278	483,905

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	259,348	(97,276)	147,063
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	-	356,624	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$259,348	$259,348	$147,063

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Conversion of common stock to preferred stock	$-	$497,500	$-

Conversion of preferred stock pending issuance to preferred stock	$-	$426,500	$-

Common stock issued in share exchange	$603,980	$603,980	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY
(Formerly General Environmental Corporation)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007

NOTE 1:  DESCRIPTION OF THE BUSINESS AND LIQUIDITY

NeXplore is a Web 2.0 Software Development company dedicated to creating a series of dynamic, user-focused Internet properties and applications. Current operations involve primarily raising capital, domestic and international planning and development, developing software, as well as administrative and staffing responsibilities.

As development stage company, NeXplore has been relying on capital provided through private sales of equity securities to angel investors and others for its source of cash flow. As of March 31, 2007, the Company had $259,348 in cash and working capital of $16,118. Based on the current level of cash, working capital and current level of expenditures, it will be necessary to seek additional sources of funding in the near future and over the next twelve months. The Company plans to continue to raise funds through various financings to maintain operations until such time as cash generated by operations is sufficient to meet operational and capital requirements.

NOTE 2:  BASIS OF PRESENTATION

The interim condensed consolidated financial statements and summarized notes included herein were prepared, without audit, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with U.S. GAAP were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Financial Statements and the Notes thereto for the preceding fiscal year. These unaudited interim condensed consolidated financial statements and notes hereto reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such unaudited condensed consolidated financial results, however, should not be construed as necessarily indicative of future results.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICY

Stock-based compensation

On July 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments, ("SFAS 123R"), that addresses the accounting for share-based payment transactions.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended March 31, 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of June 30, 2006. As stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued to non-employees based upon the fair value of the awards. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

NOTE 4:  SHARE EXCHANGE AND CHANGE IN SHELL COMPANY STATUS

During the quarter ended March 31, 2007, General Environmental Corporation, now known as NeXplore Corporation ("NTTI", or, the "Company"), restructured its operations and changed its state of incorporation from Delaware to Nevada by merging into its wholly-owned Nevada subsidiary, NTTI, and reverse splitting its shares on a 1:20 basis, adjusted for all periods presented. In addition, on March 1, 2007, the Company entered into a Share Exchange Agreement with NeXplore Technologies, Inc., a privately-held Texas corporation ("NeXplore"). The closing date of the transaction was March 30, 2007.

As a result of the exchange of shares, the Company acquired all of the issued and outstanding securities of NeXplore from the stockholders of NeXplore, on a one-for-one basis, in exchange for comparable securities of the Company. As a result, NeXplore became a wholly owned subsidiary of the Company. The exchange of certificates representing the securities of the Company and NeXplore is effected by the Company issuing 50,678,000 shares of Company common stock, 1,000,000 shares of Series "A" convertible preferred stock, 738,911 shares of Series "B" convertible preferred stock, and 2,729,972 common stock options to the NeXplore security holders in exchange for their holdings.

The acquisition was accounted for under the purchase method of accounting. As a result of the more than 50% change in the Company's voting control, NeXplore has been determined to be the accounting acquirer. Accordingly, a new basis was established for the Company's assets and liabilities based upon their fair values. Additionally, the historical financial statements of NeXplore became the historical financial statements of the Company for all periods presented. In connection with the exchange of shares, the Company elected to change its fiscal year end from September 30 to June 30 in order to adopt the fiscal year end of NeXplore. Upon completion of the exchange of shares, the Company ceased to be a shell company.

Under the rules of accounting for reverse acquisitions, the purchase price has been determined based upon the fair value of the Company, the legal parent, on or about the date of the transaction. The measurement date for the transaction has been determined to be March 1, 2007, the date of execution of the Share Exchange Agreement.

The purchase price was calculated as follows:

Number of Company common shares outstanding
on March 1, 2007	1,426,381
Market price per share on or about March 1, 2007	$0.42
599,080
Merger costs	100,312
Total purchase price	$699,392

The purchase price was allocated to the fair value of the Company's assets and liabilities as follows:

Fair value of other tangible assets acquired	$6,440
Due from stockholders	97,193
Goodwill	692,952
Liabilities assumed	(97,193)
Total purchase price	$699,392

Goodwill was recorded in the amount of $692,952 as a result of the exchange of shares.

Under the terms of the Share Exchange Agreement, the former principal stockholders of the Company have agreed to reimburse the Company for certain pre-acquisition accounts payable, notes payable to officers and accrued interest totaling $ 97,193. Two principal stockholders agreed to place 75% of their free trading common shares into escrow. Such shares will remain in escrow and may not be transferred or sold for a period of six months. Nexplore agreed to settle certain liabilities up to $135,000. When settled Nexplore shall off-set the amount of such payment or settlement against the escrow shares in accordance with terms of the share exchange agreement.

NOTE 5:  EQUITY TRANSACTIONS PRIOR TO THE SHARE EXCHANGE OF NEXPLORE, THE SUBSIDIARY

On August 29, 2006, the Secretary of State of the State of Texas certified a Restated Certificate of Formation for NeXplore authorizing it to change its capital structure as follows: the total number of shares for all classes of stock which NeXplore shall be authorized to issue is 104,000,000 shares, divided into the following: (i) 4,000,000 of preferred stock, (various series to be determined at a later date), and (ii) 100,000,000 shares of common stock.

On August 31, 2006, the Secretary of State of the State of Texas certified a resolution adopted by the board of directors of NeXplore designating 1,000,000 shares as Series A convertible preferred stock ("Series A Shares"). The holders of the Series A Shares are entitled to receive dividends, when and as declared by the Board of Directors of NeXplore at an annual rate of 8%. Series A Shares are non-voting, and have a per share liquidation value equal to the consideration paid ($1.00) plus any accrued but unpaid dividends. Series A Shares are convertible into common shares at $.77 per share, which represents a thirty percent (30%) conversion premium. For the nine months ended March 31, 2007, 1,000,000 shares of NeXplore were issued as follows: (i) the Company entered into an exchange agreement with certain common stockholders, whereby the Company agreed to issue 497,500 Series A Shares in exchange for 124,375 outstanding common shares, and (ii) 502,500 shares were issued for $502,500 (a portion of this cash, $426,500, was received prior to June 30, 2006 and was reflected in prior financial statements as preferred stock pending issuance).

On December 8, 2006, the Secretary of State of the State of Texas certified a resolution adopted by the Board of Directors of NeXplore designating 1,000,000 shares as Series B convertible preferred stock ("Series B Shares"). The holders of the Series B Shares are entitled to receive dividends, when and as declared by the Board of Directors of NeXplore at an annual rate of 8%. Series B Shares are non-voting and have a per share liquidation value equal to the consideration paid ($2.50) plus any accrued but unpaid dividends. Series B Shares are convertible into common shares at $2.08 per share, which reflects a twenty percent (20%) conversion premium. For the nine months ended March 31, 2007, 738,911 shares were issued for $1,847,278.

On August 21, 2006, 100,000 shares of common stock were issued to a consultant for services rendered to NeXplore. NeXplore recorded consulting expense in the amount of $4,900 related to this issuance. This expense was related to the Exchange.

On August 31, 2006, NeXplore issued 58,500 common shares to an existing stockholder. NeXplore recorded a stock dividend related to this issuance.

NOTE 6:  LINE OF CREDIT

NeXplore entered into a loan and security agreement with a bank on May 3, 2006. Under the loan and security agreement, NeXplore has a revolving line of credit which provides for maximum borrowings of $150,000 which is unsecured, due on demand and bears interest at 1% above the Wall Street Journal prime rate. At March 31, 2007, $150,000 was outstanding under the line of credit. Interest on amounts outstanding is payable monthly. The interest rate on March 31, 2007 was 9.25%. The line of credit is personally guaranteed by a significant stockholder of the Company. The line of credit was renewed in May of 2007. The line of credit is due on demand; but, if no demand is made, it is due in May, 2008.

NOTE 7:  LOSS PER SHARE

Basic loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted loss per share is based upon the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In all periods presented, all potential common shares were anti-dilutive.

NOTE 8:  STOCK OPTIONS

On February 3, 2006, the Board of Directors issued a resolution regarding issuance of stock options to employees. The resolution authorized the Company's Chief Executive Officer to hire technical employees and to offer options to purchase the Company's common stock as a component of the employees' total compensation. The board also authorized the issuance of stock options to certain other employees, advisory board members and consultants. A summary of activity related to common stock options for the period from June 30, 2006 through March 31, 2007 is as follows:

	Number of Common Shares Underlying Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at June 30, 2006	548,000	$ 0.01	$ 0.01
Granted from June 30, 2006 through March 31, 2007	2,505,972	0.01	0.01
Canceled from June 30, 2006 through March 31, 2007	(324,000)	0.01	0.01
Outstanding at March 31, 2007	2,729,972	0.01	0.01
Exercisable at March 31, 2007	2,444,142	0.01	0.01

The weighted average remaining contractual life of stock options outstanding at March 31, 2007 is approximately 4.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following assumptions used for options granted during the period from inception through June 30, 2006.

  Risk free interest rate of 4.5%

  Expected dividend yield of zero

  Expected life of 3 years

  Expected volatility of 0%

The weighted average grant date fair value of options granted from the date of inception (January 17, 2006) through March 31, 2007 is approximately $0.04. All vested options became exercisable after NeXplore became publicly held. The estimated fair value of common stock options granted from the date of inception to March 31, 2007 is approximately $ 94,000. The estimated fair value of common stock options granted during the nine months ended March 31, 2007 is approximately $86,000. The estimated fair value of all such common stock options is being amortized to expense over the respective vesting periods of the options. NeXplore recognized approximately $84,000 in stock-based compensation expense during the nine months ended March 31, 2007. As of March 31, 2007, there was approximately $10,000 of total unrecognized stock-based compensation expense related to non-vested common stock options, which is expected to be recognized over three years.

The following table summarizes the vesting schedule for options that are not vested as of March 31, 2007:

Number of Common Shares Underlying Options

3 months ended June 30, 2007	50,875
Year ended June 30, 2008	156,300
Year ended June 30, 2009	78,655
Total	285,830

NOTE 9:  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2007 the Company will adopt the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company believes that the adoption of this standard (which becomes effective for the fiscal years beginning after December 15, 2006) will not have a material impact on its consolidated financial condition or consolidated results of operations.

NOTE 10:  SUBSEQUENT EVENTS

On April 2, 2007, the Company signed an agreement with a consultant for services to be rendered to the Company. The Company further agreed to issue 1,000,000 shares of common stock in connection with the agreement.

The Company raised additional capital through issuance of preferred stock series B between April 1, 2007 and June 8, 2007 totaling $324,548.

The Company issued options to purchase an additional 23,025 shares of common stock to employees, consultants and advisory board members between April 1, 2007 and June 8, 2007 at an exercise price of $.01 per share. These options have five-year terms. During the same period 20,185 previously issued options were cancelled.

On April 9, 2007 the Company signed an agreement with a consulting group for services, which will be paid 10,000 shares of common stock per month for 3 months.

The Company amended its articles of incorporation as of May 11, 2007 to change the par value of its common stock from a par value of $.001 to a par value of $.00001 per share, to change the total number of shares of preferred stock which the Company shall have the authority to issue from 4,000,000 shares to 10,000,000 shares, and to change its name from NT Technologies, Inc. to NeXplore Corporation.

On June 8, 2007, the Company's Board of Directors authorized a new series of preferred stock, designating 250,000 shares as Series C convertible preferred stock ("Series C Shares"). The holders of the Series C Shares are entitled to receive dividends, when and as declared by the Company's Board of Directors at an annual rate of 8%. Series C Shares are non-voting and have a per share liquidation value equal to the consideration paid ($2.65) plus any accrued but unpaid dividends. Series C Shares are convertible into common shares at $2.25 per share, which reflects an eighteen percent (18%) conversion premium. As of the date of this filing, no Series C Shares have been issued.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following is a description of our business, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in reports or documents we file with the Securities and Exchange Commission (the "Commission") from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements, except as otherwise required by law.

Overview

During the fiscal quarter ended March 31, 2007 the Company restructured its operations and changed its state of incorporation from Delaware to Nevada by merging into NT Technologies, Inc., which was at the time a wholly-owned Nevada subsidiary, and at the same time implementing a one for twenty (1:20) reverse stock split. On March 1, 2007, the Company entered into a Share Exchange Agreement with NeXplore Technologies, Inc., a privately-held Texas corporation ("NeXplore"). The closing date of the transaction was March 30, 2007.

As a result, NT Technologies, Inc., now known as NeXplore Corporation ("NTTI", or, the "Company") is now a development-stage Web 2.0 Software Company that is entering the online advertising and Internet information provider industry by developing a comprehensive graphical search engine and social computing platform to serve as the social operating system of the Web. Harnessing cutting edge software technologies like AJAX, Dojo, and Ruby On Rails, and combining these powerful interface tools with the leverage of a scaleable hardware infrastructure, we intend to become a leading force in Web 2.0 technologies and design elements and an emergent force in software development and deployment on the Internet.

Our plan of operation for the foreseeable future is to continue to develop and release our products and to increase brand awareness of "NeXplore™". Our initial planned release will be the NeXplore™ search engine, which is expected to produce its own revenues as a stand-alone product, but which will also serve as the founding cornerstone of our social computing platform expected to be released later in calendar year 2007. In addition to the search engine and the social computing platform, we also intend to release a graphical classified advertising aggregation site and a video contest site. The following outline briefly describes the vision and development stage of the products:

    NeXplore.com. The search engine is presently in its alpha testing stage and we are preparing for a beta release to the public, hopefully before July 2007. NeXplore.com will feature a graphical user interface designed to allow the user to interact both with the search results themselves and the advertisements that are presented to them as well as to refine their search results by leveraging the collective intelligence of social communities of other users.

    MyCircle.com. The MyCircle™ platform is currently in the development stage, and is intended to become a ubiquitous social interface that allows users to aggregate and mash-up the many web-based applications (e.g. instant messaging, VOIP, email, social networking, online banking) they currently use, as well as many new user experiences that will be unique to MyCircle™.

    AdCircle.com. AdCircle™ is currently in its development stage and will utilize the NeXplore™ search interface in order to aggregate classified advertising into a single, graphically-based interface.

    Video Contest site. We intend to launch a video and music contest site and we are currently in the development stage of this product. The site will feature prizes for contest winners, including incentives to help winning artists and videographers produce and distribute their works on a broader scale.

Results of Operations

Revenues. The Company has no revenues for the three months and nine months ended March 31, 2007 and no revenues for the period from the date of inception through March 31, 2006.

Operating Profit/(Loss). Gross loss for the three months ended March 31, 2007 was $686,168, versus a gross loss of $252,573 for the period from the date of inception to March 31, 2006. The increase in gross loss is directly attributable to higher operating expenses associated with the expanded implementation of our business plan. Gross loss for the nine months ended March 31, 2007 was $1,540,031.

Operating Expenses. For the three months ended March 31, 2007, we incurred general and administrative expenses of $653,188, research and development expenses of $32,980, and interest expense of $ 4,748. This compares with general and administrative expenses of $250,113, research and development expenses of 2,460 and no interest expense for the period from the date of inception to March 31, 2006.

For the nine months ended March 31, 2007, we incurred general and administrative expenses of $1,477,011, research and development expenses of $63,020, and interest expense of $10,567.

Research and development expenses consisted of compensation and employee benefits. Significant components of general and administrative expense for the three and nine months ended March 31, 2007 and for the period from the date of inception to March 31, 2007 consisted of the following:
	Period from
	January 17, 2006	Three	Nine
	(Date of inception)	Months Ended	Months Ended
	to March 31, 2007	March 31, 2007	March 31, 2007
Compensation	$ 738,535	$ 242,965	$ 541,074
Legal, Professional and Outside Services	638,302	182,599	441,293
Facilities Costs	300,391	142,763	239,579
Travel	250,218	67,247	202,478
Other	73,824	17,614	52,587
Total General and administrative expenses	$ 2,001,270	$ 653,188	$ 1,477,011

"Other" expenses include office supplies, depreciation and amortization and miscellaneous expenses.

There were 2,729,972 and 548,000 stock options issued and outstanding at March 31, 2007 and June 30, 2006, respectively. All vested options became exercisable after NeXplore became publicly held. The compensation component of general and administrative expenses includes $83,620 of stock-based compensation expense during the three months ended March 31, 2007.

Liquidity and Capital Resources

Net Loss. For the three months ended March 31, 2007, we have a net loss of $690,913 as compared to a net loss of $252,565 for the period from the date of inception to March 31, 2006. The increase in net loss is directly attributable to higher operating expenses associated with the expanded implementation of our business plan.

Cash Flows from Operations. Cash used in operations for the nine months ended March 31, 2007 was $1,346,614. Because the date of inception of NeXplore is January 17, 2006, there is no comparable period with which to compare this item for 2006.

Cash Flows from Investing Activities. Cash used in investing activities for the nine months ended March 31, 2007 was $673,940. Because the date of inception of NeXplore is January 17, 2006, there is no comparable period with which to compare this item for 2006.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended March 31, 2007 was $1,923,278. From January 17, 2006 (date of inception) to March 31, 2007 we borrowed $150,000 on our line of credit and raised additional funds of $2,847,783 through the sale of common and preferred stock. The capital has been and will be used to fund further software product development, introductory marketing campaigns, and for operating expenses.

Going Concern

Historically, capital for the development of NeXplore has been provided through private sales of equity securities to angel investors and others. As of March 31, 2007, we had $259,348 in cash and working capital of $16,118. Based on the current level of cash, working capital and current level of expenditures, it will be necessary to seek additional sources of funding in the near future and over the next twelve months. We plan to continue to raise funds through various financings to maintain our operations until such time as cash generated by operations is sufficient to meet our operational and capital requirements. However, we may not achieve profitable operations and we may not be able to secure additional debt or equity financing or such financing may not be available on favorable terms. All of these matters, as well as other unanticipated competitive threats, technical problems, economic conditions or other requirements to execute our business plan raise substantial doubt about our ability to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures provide them with reasonable assurance that they are effective to provide them with timely material information relating to our operations required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting. The Company experienced a change in management in connection with the share exchange with NeXplore during the last fiscal quarter and the Company's internal control over financial reporting necessarily changed with the change in management. However, current management has evaluated whether any change in the internal control over financial reporting of NeXplore occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change that has materially affected, or is reasonably likely to materially affect, NeXplore's internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Officers of the Company, Edward Mandel, Paul Williams, and Skinner Layne, are also officers and directors in a privately held, non-operational company known as White Nile Software, Inc., which is the plaintiff in a lawsuit against defendant Steven Thrasher. In January 2007 the defendant filed a counter-claim in the case. Although NeXplore Technologies, Inc., a wholly owned subsidiary of the Company, is referenced in the counter-claim it is not named as a party to the action. Management believes the counterclaim is frivolous and without basis in fact and expects that it will have no material effect on the Company. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain. If the outcome of the action is adverse to the Company, it could have a material adverse effect on our business, prospects, financial condition, and results of operations.

The action is currently pending in the 14th Judicial District Court of Dallas County, Texas, under Cause No. 06-03319, styled White Nile Software, Inc., Plaintiff/Counter-Defendant vs. Steven Thrasher, Defendant/Counter-Plaintiff vs. Skinner Layne, Edward Mandel, Paul Williams, Eddy Layne, and Ellen Layne, Third-Party Defendants.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of equity securities during the fiscal quarter ended March 31, 2007 that were not registered under the Securities Act of 1933 consisted of the following:

Immediately prior to the exchange of shares, the Company issued 600,000 shares of common stock in conversion of Convertible Notes Payable - Officers in the amount of $60,000. Also, the Company issued 150,000 shares of common stock in return for forgiveness of $15,000 of accounts payable.

On April 2, 2007, the Company signed an agreement with a consultant for services to be rendered to the Company and to be compensated at the rate of $5,000 per month. The Company further agreed to issue 1,000,000 shares of common stock of the Company in connection with the agreement.

The Company raised additional capital through issuance of investments for Series B preferred stock between April 1, 2007 and June 8, 2007 totaling $324,548.

The Company issued options to purchase an additional 12,000 shares of common stock to employees, consultants and advisory board members between April 1, 2007 and May 15, 2007 at an exercise price of $.01 per share. These options have five-year terms. During the same period 20,185 previously issued options were cancelled.

On April 9, 2007 the Company signed an agreement with a consulting group for services, which will be paid 10,000 shares of common stock per month for 3 months.

The foregoing issuances were or will be made pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, in that (a) the purchaser is, or was at the time of the issuance, a director or executive officer of the Company, and/or (b) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (c) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (d) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock, (e) prior to issuance, the Company will require the investor to represent its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and/or (f) appropriate legends were or will be affixed to the instruments to be issued in the transactions.

ITEM 5.     OTHER INFORMATION

Changes in Registrant's Certifying Accountant

A new independent accountant, KBA Group LLP, was engaged as of April 19, 2007 as the principal accountant to provide quarterly reviews of our consolidated financial information for the quarters ending March 31, 2007 and June 30, 2007.

The client-auditor relationship with Larry O'Donnell, CPA, P.C. ended, with the approval of our board of directors, as of April 19, 2007.

The principal accountant's report on the financial statements for either of the past two years contained neither an adverse opinion nor disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles and there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The former accountant was provided with a copy of the above disclosures and was requested to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. The former accountant's letter is filed as an exhibit to this report.

Arkansas Securities Department

Prior to the share exchange between NTTI and NeXplore security holders, NeXplore received an inquiry from the Arkansas Securities Department ("ASD") relating to its offering of securities to investors in the State of Arkansas and is cooperating fully with the ASD. Although the ASD has called for us to make an offer of rescission and offer a refund to those investors, we believe that many of the investors will not accept such an offer. However, we are unable to predict how many of the investors will accept such an offer and if a substantial number of the investors do accept an offer of rescission and refund of their investment, and if we are unable to replace those funds with other investments in the Company, it could have a material adverse effect on our ability to finance ongoing operations.

ITEM 6.     EXHIBITS

Reference is made to the Exhibit Index of this Form 10-QSB for a list of all exhibits filed with and incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPLORE CORPORATION

June 12, 2007	By:	/s/ EDWARD W. MANDEL
Edward W. Mandel
Chief Executive Officer
Principal Executive Officer)

June 12, 2007	By:	/s/ PAUL O. WILLIAMS
Paul O. Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

  4    **   Certificate of Designation for Series C Convertible Preferred Stock.

16    **   Letter on change in certifying accountant.

31.1 **   Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **   Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **   Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**   Filed herewith.