Form 10KSB
period 2007-06-30
NEXPLORE CORP
filed 2007-11-29
CIK 1065734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-49991

NEXPLORE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	84-1080047
(State of incorporation)	(IRS Employer Identification No.)

2601 Network Blvd.
Suite 208
Frisco, Texas 75034
(Address of principal executive offices)(Zip Code)
(214) 432-0637
(Issuer's telephone number)

Securities registered under Section 12(g) of the Act:

Common Stock, $0.00001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10K-SB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes [   ] No [X]

Issuer reports no revenues for its fiscal year ended June 30, 2007.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (November 15, 2007) is $9,442,413 (4,196,628 shares @ $2.25 per share) (The issuer has no non-voting common equity)

At November 15, 2007 there were 54,696,628 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-KSB of NeXplore Corporation (hereinafter the "Company", "We" or the "Registrant") for its year ended June 30, 2007 discuss future expectations. The following is a description of our business, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in reports or documents we file with the Securities and Exchange Commission (the "Commission") from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements, except as otherwise required by law.

Overview

NeXplore Technologies, Inc. ("NeXplore") was incorporated in the State of Texas on January 17, 2006 as a privately held development stage company. The Company was formed as the result of a share exchange on March 30, 2007 between NT Technologies, Inc. (" NTTI"), formerly known as General Environmental Corporation ("GNEV"), a public shell company, and NeXplore. Prior to the combination, GNEV restructured its operations and changed its state of incorporation from Delaware to Nevada by merging into NTTI, which was at the time a wholly-owned Nevada subsidiary of GNEV, and at the same time implementing a one for twenty (1:20) reverse stock split.

In the combination, NTTI acquired all of the outstanding capital stock of NeXplore by issuing 50,678,000 shares of restricted common stock. For accounting purposes, the acquisition has been treated as the recapitalization of NeXplore. At the conclusion of the transaction NeXplore stockholders held approximately 96% of the common stock of the Company. The Company thereafter changed its name to NeXplore Corporation.

NeXplore Corporation improves the online experience by providing Web tools and destinations that empower people to drive and define a World Wide Web perfectly suited for their unique needs, interests and online pursuits. For advertisers, the Company offers a full array of search, display and interactive advertising products to reach and engage targeted consumers.

NeXplore Search™ features a visually engaging, user-friendly, multi-media interface that makes navigation effortless and drill down obsolete. Advanced refinement tools integrated with Wikipedia and personalization features harness community intelligence to foster greater relevancy - in both search results and ad displays. Built-in universal search lets users explore videos, blogs, podcasts, photos, news, shopping sites and more. NeXplore Search™ makes finding information on the Internet easier, more personal, more efficient and worlds more fun.

Additional NeXplore™ Web 2.0 tools and destinations currently under development include:

NeXplore Ads™ - A proprietary, full-lifecycle ad creation and management platform that enables marketers to effortlessly create, manage and modify, in real time, highly targeted, interactive online advertising campaigns that meet today's exacting standards for vitality, efficiency and measurability. The NeXplore Ads™ pilot program is currently underway with several advertisers. General availability of NeXplore Ads™ is expected in the next few weeks.

HitLabel.com™ - A cool new web destination offering music contests and providing musicians with viral tools for promoting their work and staying in tune with their fans. The site is scheduled to go live during the second quarter of the Company's 2008 fiscal year.

MyCircle.com™ - A universally accessible, application-agnostic social computing platform providing users with a single, highly customizable interface for managing every facet of their online activity. MyCircle™ is scheduled to go live during the third quarter of the Company's 2008 fiscal year.

AdCircle™- A highly interactive, graphically rich, online classified advertising platform that provides a more enjoyable and productive experience for buyers and sellers alike. AdCircle™ is scheduled to go live during the fourth quarter of the Company's 2008 fiscal year.

Employees

We have 14 full time employees and a total of 24 employees as of June 30, 2007.

Research and Development

We spent approximately $692,000 and $134,000 on research and development activities for the year ended June 30, 2007 and for the period from January 17, 2006 (inception) to June 30, 2006.

RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS ANNUAL REPORT BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED, AND OUR INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY, SO IT WILL BE DIFFICULT FOR POTENTIAL INVESTORS TO JUDGE OUR PROSPECTS FOR SUCCESS.

We have generated no revenues from our inception to June 30, 2007. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

IN THEIR REPORT TO OUR FINANCIAL STATEMENTS, OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE OPERATIONS AS A "GOING CONCERN". INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IF WE ARE UNABLE TO CONTINUE OPERATIONS.

Since inception, we have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to complete the development of our product. Since inception, we have funded operations through common and preferred stock issuances, a small line of credit guaranteed by an officer, and related party loans in order to meet our strategic objectives. There can be no assurance that we will be able to obtain sufficient funds to continue the development of our Internet portal. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then investors may lose all of their investment.

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, WE MAY BE REQUIRED TO SUBSTANTIALLY REVISE OUR BUSINESS PLAN OR CEASE OPERATIONS.

We are working on establishing advertising relationships, but we can give no assurance that our product will ever generate meaningful revenue from advertising or otherwise. In the meantime, we expect to suffer recurring losses and net cash outflows from operations. If we do not earn sufficient revenue from our portal to pay for operations, we may be required to substantially revise our portal and services or enter into commercial relationships with established businesses as resellers of their services. If we are unable to earn sufficient revenue from our product to pay for operations despite such revisions and relationships then we may cease operations and investors may lose all or substantially all of their investment.

IF WE RAISE ADDITIONAL CAPITAL THE VALUE OF YOUR INVESTMENT MAY DECREASE.

If we need to raise additional capital to implement or continue operations, we will likely issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and investors may lose all or substantially all of their investment.

WE FACE INTENSE COMPETITION; INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IF WE ARE UNABLE TO SUCCESSFULLY COMPETE.

We plan to receive a significant portion of our revenue from selling advertising space on our portal and allowing third parties to provide sponsored services and placements on our portal under sponsorship agreements with us. There is intense competition based on price in the sale of advertising on the Internet, which makes it difficult to project future advertising revenue.

The market for Internet advertising and Internet search and retrieval services is intensely competitive. We believe that the principal competitive factors in these markets are name recognition, volume of user traffic, pricing, performance, ease of use, and functionality. Our primary competitors are Internet search and retrieval companies such as Infoseek Corporation, Lycos, Inc., SNAP and Ask.com and specific search and retrieval services and products offered by other companies, including Digital Equipment Corporation's Alta Vista, HotWired Venture's and Inktomi's HotBot, and OpenText. In addition, we also compete with Internet service providers and operator service providers, Internet browsers and other Internet content providers for the sale of advertisements.

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Internet market, greater name recognition, larger customer bases and databases and significantly greater financial, technical and marketing resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. There can be no assurance that our competitors will not develop Internet search and retrieval services that are equal or superior to ours, or that achieve greater market acceptance than our offerings in the area of name recognition, performance, ease of use and functionality. There can also be no assurance that Internet service providers, operator service providers, Internet browsers and other Internet content providers will not be perceived by advertisers as having more desirable websites for placement of advertisements. Furthermore, there can be no assurance that we will be able to compete successfully against our current or future competitors or that we will be able to achieve profitability in the face of such competition. The Internet, in general, and our portal, specifically, also must compete with traditional advertising media such as print, radio and television for a share of advertisers' total advertising budgets

THE COST OF ADAPTING TO TECHNOLOGICAL CHANGE AND DEVELOPING NEW PRODUCTS COULD PREVENT US FROM BEING PROFITABLE AND RESULT IN THE LOSS OF YOUR INVESTMENT.

To be competitive, we must enhance and improve the functionality, features and content of our Internet portal. There can be no assurance that we will be able to successfully develop or implement new features and functions that will involve the development of increasingly complex technologies. If we are unable to develop or implement new features or functions, then we may not be competitive, and our ability to earn revenue could be substantially impaired.

The future cost of developing new features and functions for our Internet portal could be significant. We expect that personalized information services, such as an Internet-based e-mail service, will require significantly greater expenses associated with, among other things, increased server capacity and equipment and requirements for additional customer support personnel and systems. To the extent such additional expenses are not offset by additional revenue from the personalized services, our financial results will be adversely affected.

ANY IMPOSITION OF LIABILITY AGAINST US FOR INFORMATION RETRIEVED FROM THE INTERNET COULD RESULT IN SUBSTANTIAL LOSSES AND SUBSTANTIALLY HARM OUR BUSINESS, RESULTING IN THE LOSS OF YOUR INVESTMENT.

Because material may be downloaded by the online or Internet services operated or facilitated by us or any Internet access providers with which we have relationships, and be subsequently distributed to others, it is possible that claims will be made against us on the basis of defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. These claims could be based on us providing access to obscene, lascivious or indecent information. Even though we carry general liability insurance, any imposition of liability against us could impair our business or cause us to cease operations, and investors may lose all or substantially all of their investment.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION THAT COULD IMPAIR OUR ABILITY TO CONDUCT OUR BUSINESS AND MAY RESULT IN THE LOSS OF YOUR INVESTMENT.

There has been substantial litigation in the computer industry regarding intellectual property rights. We may become involved in claims and counterclaims with third parties regarding infringement with respect to current or future products or trademarks or other proprietary rights. Any infringement or other claims or counterclaims could impair our business because they could be time-consuming; result in costly litigation; divert management's attention; cause product release delays; and require us to redesign our portal or require us to enter into royalty or licensing agreements which may not be available on terms acceptable to us, or at all. A successful claim or counterclaim against us for infringement of intellectual property rights could impair our business or cause us to cease operations and result in investors losing all or substantially all of their investment.

ITEM 2.     DESCRIPTION OF PROPERTY

We occupy approximately 4,577 square feet of office space. Our headquarters is located at 2601 Network Blvd., Suite 208, Frisco, Texas 75034 with a second space for operations on a different floor in the same building. We also have offices located in the China Life Tower, Beijing, People's Republic of China and on Smolenskya Square, Moscow, Russian Federation. Office leases are approximately $11,000 per month and the term of the leases extend from March 15, 2006 through April 30, 2009. More space may be required as the development and operational staff grows.

ITEM 3.     LEGAL PROCEEDINGS

White Nile

Officers of the Company, Edward Mandel, Paul Williams, and Skinner Layne, are also officers and directors in a privately held, non-operational company known as White Nile Software, Inc.("White Nile"), which filed a lawsuit in April 2006 against defendant Steven Thrasher, alleging defendant's breach of fiduciary duties as an officer, director and attorney for White Nile, tortious interference with White Nile's business relationships, conversion and civil theft of White Nile's property, breach of contract with White Nile, and seeking equitable relief and damages of more than $1 million.

In January 2007 the defendant filed a counterclaim and third party petition against White Nile, Skinner Layne, Edward Mandel, Paul Williams, and others alleging theft of trade secrets, conversion, breach of contract, fraud, conspiracy, and seeking equitable relief and damages in an unspecified sum. Although NeXplore Technologies, Inc., the Company's wholly owned subsidiary, is referenced in the counter-claim, neither it nor the Company was originally named as a party to the action. However, the Company has since intervened in the action and has asserted a declaratory judgment claim relating to its ownership and use of certain intellectual property.

Management believes the defendant's counterclaim is frivolous and without basis in fact and expects that it will have no material effect on the Company. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain. If the outcome of the action is adverse to the Company, it could have a material adverse effect on our business, prospects, financial condition, and results of operations.

The action is currently pending in the 14th Judicial District Court of Dallas County, Texas, under Cause No. 06-03319, styled White Nile Software, Inc. vs. Steven Thrasher, et al.

Arkansas Securities Department

In November 2006 we received a letter of inquiry from the Arkansas Securities Department ("ASD") informing us that as a result of our fundraising activity conducted in the state, NeXplore might be in violation of certain securities registration requirements of the Arkansas Securities Act. Upon receipt of the letter, NeXplore immediately ceased all fundraising activities in the state of Arkansas and began cooperating fully with the ASD by supplying the ASD with all requested information.

In June 2007 the ASD issued a cease and desist order prohibiting NeXplore from fundraising activities in Arkansas until final resolution of the matter. We intend to comply with the order pending final resolution and we continue to cooperate fully with the ASD. We are confident that we will be able to resolve this matter to the satisfaction of the ASD and all parties concerned at the earliest possible time. However, we have preserved our right to seek judicial review of the cease and desist order in the event we are unable to do so.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2007 we obtained the consent of a majority of our outstanding common shareholders, representing 50,500,000 shares, to amend our Articles of Incorporation to change our name to NeXplore Corporation.

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $.00001 par value (the "Common Stock") trades on the Pink Sheets under the symbol "NXPC." High and low trade price information for our Common Stock is presented below for each quarter in the last two fiscal years. (All share and per share data give effect to a one for twenty (1:20) reverse stock split that was implemented on February 6, 2007, applied retroactively as if it occurred on July 1, 2005.)

Quarter Ended Date	High Trade	Low Trade

Fiscal 2007
June 30, 2007	$ 4.25	$ 1.55
March 31, 2007	$ 3.25	$ 0.18
December 31, 2006	$ 0.20	$ 0.02
September 30, 2006	$ 0.14	$ 0.10

Fiscal 2006
June 30, 2006	$ 0.20	$ 0.14
March 31, 2006	$ 0.16	$ 0.06
December 31, 2005	$ 0.16	$ 0.06
September 30, 2005	$ 0.40	$ 0.02

Holders

The Company believes there were approximately 400 holders of record of the Company's common stock as of June 30, 2007. The number of stockholders of record does not necessarily reflect the number of beneficial owners of the Company's common stock; however, because many beneficial owners may hold shares through nominee holders, such as brokerage firms, which, in turn hold through the nominee of a securities clearing organization, such as The Depository Trust Company, a single shareholder of record may represent numerous beneficial owners.

Dividends

The Company has never paid any cash dividends on common stock in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance future growth and to meet working capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of June 30, 2007:

Number of Securities
	Number of Securities		Remaining Available For
	To Be Issued Upon	Weighted-average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
Plan Category	and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)

Equity Compensation
Plans Approved by
Security Holders	-0-	$ -0-	-0-

Equity Compensation
Plans Not Approved by
Security Holders	2,752,787	$ 0.01	-0-

Total	2,752,787	$ 0.01	-0-

On February 3, 2006, the Board of Directors authorized NeXplore's Chief Executive Officer to hire technical employees and to offer options to purchase the Company's common stock as a component of the employees' total compensation. The board also authorized the issuance of stock options to certain other employees, advisory board members and consultants.

Recent Sales of Unregistered Securities

On or about July 30, 2007, 305,147 shares of restricted Common Stock were sold to accredited investors for $415,000.

On or about September 19, 2007, 231,481 shares of restricted Common Stock were sold to accredited investors for $250,000.

On September 1, 2007, the Company's Board of Directors declared a dividend for the Series A preferred stockholders to be paid by the issuance of 33,755 shares of common stock.

On or about October 1, 2007, 211,864 shares of restricted Common Stock were sold to accredited investors for $250,000.

On or about July 12, 2007, 50,000 shares of Series B convertible preferred stock ("Series B Shares") were issued to accredited investors for $125,000. The cash was received prior to June 30, 2007. The holders of Series B Shares are entitled to receive dividends, when and as declared by the Board of Directors at an annual rate of 8%. Series B Shares are non-voting and have a per share liquidation value equal to the consideration paid ($2.50) plus any accrued but unpaid dividends. The Series B Shares are convertible into common shares at a 20% premium, computed by dividing the liquidation value by $2.08.

Between July 13, 2007 and October 3, 2007, 84,331 shares of Series C convertible preferred stock ("Series C Shares") were issued to accredited investors for $223,475. The holders of the Series C Shares are entitled to receive dividends, when and as declared by the Board of Directors of the registrant at an annual rate of 8%. Series C Shares are non-voting and have a per share liquidation value equal to the consideration paid ($2.65 per share) plus any accrued but unpaid dividends. Series C Shares are convertible into common shares at $2.25 per share, which reflects an eighteen percent (18%) conversion premium.

The foregoing issuances were made pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock, (d) the investor represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and (e) appropriate legends were affixed to the instruments issued in the transactions.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the next twelve months is to continue to develop and release our products and to increase brand awareness of "NeXplore™". Our initial planned release will be the NeXplore™ search engine, which is expected to produce its own revenues as a stand-alone product, but which will also serve as the founding cornerstone of our social computing platform, was released in "Private Beta testing" at the end of the 3rd quarter of calendar year 2007. We intend to conclude any remaining testing and release the NeXplore™ search engine to the public in the near future.

In addition to the search engine and the social computing platform, we also intend to release a graphical classified advertising aggregation site and a video contest site. The following outline briefly describes the vision and development stage of the products:

a.

NeXplore.com. The beta stage of this search engine was released by invitation in September 2007. NeXplore.com features a graphical user interface designed to allow the user to interact both with the search results themselves and the advertisements that are presented to them as well as to refine their search results by leveraging the collective intelligence of social communities of other users.

b.

MyCircle.com. The MyCircle™ platform is currently in the development stage, and is intended to become a ubiquitous social interface that allows users to aggregate and mash-up the many web-based applications (e.g. instant messaging, VOIP, email, social networking, online banking) they currently use, as well as many new user experiences that will be unique to MyCircle™.

c.	AdCircle.com. AdCircle™ is currently in its development stage and will utilize the NeXplore™ search interface in order to aggregate classified advertising into a single, graphically-based interface.

d.

HitLabel.com. We intend to launch a video and music contest site and we are currently in the development stage of this product. The site will feature prizes for contest winners, including incentives to help winning artists and videographers produce and distribute their works on a broader scale.

We do not expect to purchase or sell any plant or significant equipment.

We believe that we will be able to generate sufficient cash to support our operations for at least the next twelve months. We have in the past relied on available borrowing arrangements and sales of our common and preferred stock to supplement cash flow from operations and we continually evaluate opportunities with various investors to raise additional capital

Results of Operations

Revenues. The Company has no revenues for the year ended June 30, 2007 and no revenues for the period from January 17, 2006 (inception) through June 30, 2006.

Operating Profit/(Loss). Operating loss for the year ended June 30, 2007 was $4,193,148, versus an operating loss of $533,963 for the period from the date of January 17, 2006 (inception) through June 30, 2006. The increase in operating loss is directly attributable to higher operating expenses associated with the expanded implementation of our business plan.

Operating Expenses. For the year ended June 30, 2007, we incurred general and administrative expenses of $4,065,284, research and development expenses of $98,514, related party consulting expenses of $29,350, and interest expense of $13,384. This compares with general and administrative expenses of $489,709, research and development expenses of 9,704, related party consulting expenses of $34,550, and interest expense of $1,796 for the period from the date of January 17, 2006 (inception) through June 30, 2006. Research and development expenses consisted of compensation and employee benefits.

Significant components of general and administrative expense for the year ended June 30, 2007 and for the period from the date of January 17, 2006 (inception) through June 30, 2006 consisted of the following:

	Period from		Period from
	January 17, 2006		January 17, 2006
	(Inception)	Year Ended	(Inception)
	To June 30, 2007	June 30, 2007	To June 30, 2006
Legal, Professional and Outside Services	$ 2,598,143	$ 2,435,684	$ 162,459
Compensation	1,008,225	810,763	197,462
Travel	296,633	248,893	47,740
Marketing	217,073	201,250	15,823
Facilities Costs	295,498	250,509	44,989
Other	139,421	118,185	21,236
Total General and administrative expenses	$ 4,554,993	$ 4,065,284	$ 489,709

"Other" expenses include office supplies, depreciation and amortization and miscellaneous expenses.

There were 2,752,787 and 548,000 stock options issued and outstanding at June 30, 2007 and 2006, respectively. The compensation component of general and administrative expenses includes $153,562 of stock-based compensation expense during the year ended June 30, 2007. No stock-based compensation expense was recorded for the period from January 17, 2006 (inception) through June 30, 2006, as options issued had not yet vested and become exercisable until NeXplore became publicly held.

Deemed dividends were $74,997 for the year ended June 30, 2007 compared to none for the period from January 17, 2006 (inception) through June 30, 2006. The deemed dividends relate to beneficial conversion features of our convertible preferred stock.

Liquidity and Capital Resources

Net Loss. For the year ended June 30, 2007, we have a net loss of $4,277,103 as compared to a net loss of $535,495 for the period from the date of January 17, 2006 (inception) through June 30, 2006. The increase in net loss is directly attributable to higher operating expenses associated with the expanded implementation of our business plan.

Cash Flows from Operations. Cash used in operations for the year ended June 30, 2007 was $1,971,141 as compared to $483,913 of cash used in operations for the period from the date of January 17, 2006 (inception) through June 30, 2006. The increase is directly attributable to our lack of revenue and higher operating expenses associated with the expanded implementation of our business plan.

Cash Flows from Investing Activities. Cash used in investing activities for the year ended June 30, 2007 was $762,016 as compared to $233,968 of cash used in investing activities for the period from the date of January 17, 2006 (inception) through June 30, 2006. The increase is primarily attributable to the continuing development of our software.

Cash Flows from Financing Activities. Cash provided by financing activities for the period from January 17, 2006 (inception) through June 30, 2007 was $3,459,330. From the date of January 17, 2006 (inception) through June 30, 2007 we borrowed $150,000 on our line of credit, we borrowed $87,000 from entities controlled by certain officers of the Company, and raised additional funds of $3,222,330 through the sale of common and preferred stock. The capital has been and will be used to fund further software product development, introductory marketing campaigns, and for operating expenses.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following critical accounting policies are utilized by management in the preparation of the consolidated financial statements.

Stock-based compensation:

The Company accounts for stock options under provisions of Financial Accounting Standards No. 123 (revised 2004), "Share-based Payment" ("FAS 123(R)"), which requires the recognition of fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Capitalized software development costs

Certain salary costs, related benefit expenses and to a lesser extent contract labor related to development of the Company's search engine and products are capitalized as software development and amortized over estimated useful lives. The Company capitalizes costs related to the software's application and development stage while other costs are expensed as incurred. The capitalized costs are amortized over their useful life (three years) when related software is ready for its intended use. Significant judgments are required in allocating salaries and related benefits and to a lesser extent contract labor to the application and development stage. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of capitalized software development costs.

ITEM 7.     FINANCIAL STATEMENTS

The Registrant's audited financial statements for the fiscal years ended June 30, 2007 and 2006 appear at the end of this annual report.

The preparation of financial statements in conformity with generally accepted accounting principles require the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

We believe application of accounting policies, and the estimates inherently required by the policies, are reasonable. The accounting policies and estimates are periodically reevaluated, and adjustments are made when the facts and circumstances dictate a change.

Our significant accounting policies are described in Note 4 to our consolidated financial statements for the year ended June 30, 2007.
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation and based on the fact that this report will be filed past our extension date, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our management expects to address and improve upon the weaknesses in our disclosure controls and procedures in the near future.

Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-KSB for the twelve month period ending June 30, 2008. We expect to begin the process during the next fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act).

Changes in Internal Control over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated whether any change in our internal control over financial reporting occurred during the fourth fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there have been changes in our internal control over financial reporting during the period that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As a result of the share exchange with NeXplore, the internal controls of NeXplore have become the internal controls of the Company, including without limitation the personnel, policies, systems and administrative and accounting functions of NeXplore. Management has not had an opportunity to conduct a detailed comparison of these changes.

ITEM 8B.     OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The affairs of the Company are managed by a Board of Directors. The Directors are elected at the annual meeting of shareholders or appointed by the incumbent Board and serve until the next annual meeting of shareholders or until a successor has been elected or approved.

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company:

Name	Age	Positions Held and Tenure

Paul O. Williams	51	Chairman of the Board of Directors and Chief Financial Officer since March 2007; Secretary since August 2007

Edward W. Mandel	35	CEO, President, Treasurer and Director since March 2007

Skinner G. Layne	24	Chief Strategy Officer and Director since March 2007; Secretary from March 2007 to August 2007

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. Except for the employment contracts filed as part of this report, there is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Paul O. Williams,
     Chairman of the Board, Chief Financial Officer, Founder
Williams has over 25 years of experience in business finance where he has been active in mergers & acquisitions as well as corporate and public finance. Prior to co-founding NeXplore, Williams was chief executive officer of several companies including Western Republic Financial Corp. and North American Capital Corporation. He currently serves on the board of directors of several companies including Americare Services, Inc. and Halo Group, Inc. Williams is also the current chairman of the Board of the Frisco, Texas Chamber of Commerce, the current chairman of the Advisory Board of the Independent Bank of Texas in Frisco, and has been appointed to three terms on the Board of the Texas Economic Development Council.

Edward W. Mandel,
     President & Chief Executive Officer, Founder
Mandel has a proven record in the technology and business communities. Prior to co-founding NeXplore, Mandel was vice president of enterprise solutions for Concerto Software. He is the founder of Positive Software Systems, a company that received Customer Interaction Magazine's Product of the Year Award and was ranked third by Deloitte & Touche among the fastest growing technology companies in Texas in 2004. Under Mandel's leadership, Positive Software Systems sustained year-over-year growth and received substantial media coverage. Mandel guided Positive Software Systems through a successful acquisition by multi-billion dollar Concerto Software, and in 2004 he was distinguished as a finalist for the Ernst & Young Entrepreneur of the Year Award. Prior to Positive Software Systems, Mandel ran a successful technology consulting firm, IIT Consulting.

Skinner G. Layne,
     Chief Strategy Officer, Founder
Layne has broad strategic experience and has previously served as senior advisor and strategist to the campaigns of U.S. Congressman John Boozman. He has also served as campaign manager for multiple state legislative campaigns; served in various capacities on two congressional staffs, and has consulted for statewide political candidates. Layne has also served on the state committee and the state executive committee of the Arkansas Republican Party. He possesses a successful academic career as a chancellor's scholar at the University of Arkansas, where he studied economics, political science, and philosophy, and served as president of the student senate as well as chairman of the campus council.

Dion Hinchcliffe,
     Chief Technology Officer
Hinchcliffe serves as chief technology officer for NeXplore and draws on his expertise with the latest Web 2.0 technologies to drive product development and lead NeXplore's team of engineers. A veteran of software development, Hinchcliffe has worked for two decades with leading-edge methods to accelerate project schedules and raise the bar for the effective development of software. Prior to joining NeXplore, Hinchcliffe served as president and chief technology officer of Alexandria, Virginia-based Hinchcliffe & Company, a premier Enterprise Web 2.0 consulting and advisory Firm. Hinchliffe is an industry luminary of great renown who writes prolifically on IT software and architecture and speaks at numerous industry events.

Scott Grizzle,
     Chief Marketing Officer
Scott Grizzle, prior to joining NeXplore as Chief Marketing Officer, founded Ticket2Fame in 2005, and served as its President & Chief Executive Officer. Ticket2Fame.com is an Internet marketing destination that connects entertainment industry talent with movie and television studios, and other talent-seeking entities in the industry. He headed up the marketing efforts of, and served as Vice President of The Aviation Company, a Dallas area-based private charter airline, from 2003 through the end of 2004, and previously served as a National Sales Manager in the Fortune Hi-Tech Marketing Group from 2001-2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act ("Section 16(a)"), requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities ("10% Owners") to file reports of beneficial ownership of our securities and changes in such beneficial ownership with the Securities and Exchange Commission ("Commission"). Directors, executive officers and 10% Owners are also required by rules promulgated by the Commission to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of the copies of the forms filed pursuant to Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended June 30, 2007, we believe that during the fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with, except for the following:

Mr. Williams, Mr. Mandel and Mr. Layne each filed one late report with respect to one transaction, as follows: one Form 3 on April 13, 2007 with respect to an event occurring on March 30, 2007. Mr. Grizzle filed one late report with respect to one transaction, as follows: one Form 3 on April 16, 2007 with respect to an event occurring on March 30, 2007. Mr. Hinchcliffe filed one late report with respect to one transaction, as follows: one Form 3 on May 7, 2007 with respect to an event occurring on March 30, 2007.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics will be provided to any person without charge, upon request, by sending such request to us at our principal office.

Audit Committee

We have no active Audit Committee, however, Mr. Williams meets the definition of an audit committee financial expert, as set forth in Item 407(d)(5)(ii) of Regulation S-B.

ITEM 10.     EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers and highly compensated persons of the Company for the fiscal year ended June 30, 2007:
Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward W. Mandel, CEO	2007	$180,000	-0-	-0-	-0-	-0-	-0-	-0-	$180,000
	2006	$ 90,000	-0-	-0-	-0-	-0-	-0-	-0-	$ 90,000

Paul O. Williams, Chairman and CFO	2007	$152,500	-0-	-0-	-0-	-0-	-0-	-0-	$152,500
	2006	$ 75,000	-0-	-0-	-0-	-0-	-0-	-0-	$ 75,000

Compensation of Directors

Directors are not paid compensation as such, except for services performed in another capacity, such as an executive officer.
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 15, 2007 with respect to the beneficial ownership of Common Stock by (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors of the Company, (iii) each of the executive officers and (iv) all directors and executive officers of the Company as a group.

The number of shares of Common Stock beneficially owned by each individual set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of November 15, 2007, has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission.

	Number of Shares
Name and Address	Amount and Nature	Percent
of Beneficial Owner	of Beneficial Ownership	of Class

Edward W. Mandel	33,000,000 (1)	60.6%
5% Beneficial Owner,
Officer and Director
2601 Network Blvd., Suite 208,
Frisco, Texas 75034

Paul O. Williams	10,000,000 (1)	18.4%
5% Beneficial Owner,
Officer and Director
2601 Network Blvd., Suite 208,
Frisco, Texas 75034

Skinner G. Layne	7,500,000 (1)	13.8%
5% Beneficial Owner,
Officer and Director
2601 Network Blvd., Suite 208,
Frisco, Texas 75034

(1) Common shares owned.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended June 30, 2007 and for period from January 17, 2006 (inception) through June 30, 2006, the Company paid consulting fees in the amount of $4,350 and $34,550 respectively to an entity affiliated with the Company through common ownership.

For the year ended June 30, 2007 and for period from January 17, 2006 (inception) through June 30, 2006, the Company paid consulting fees in the amount of $25,000 and $0 respectively to an entity partially owned by an officer of the Company.

Beginning in April 2007 the Company has borrowed, on unsecured open credit, various amounts from an entity controlled by certain officers of the Company. At June 30, 2007, the balance of the outstanding borrowings is $87,000 and has been included in due to affiliate in the consolidated financial statements.

For the year ended June 30, 2007 and for period from January 17, 2006 (inception) through June 30, 2006, the Company reimbursed certain officers of the Company $347,054 and $67,111 respectively, for legal expenses they incurred protecting the Company's intellectual property interests.

ITEM 13.     EXHIBITS

Reference is made to the Exhibit Index at the end of this Form 10-KSB for a list of all exhibits filed with and incorporated by reference in this report.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

We have appointed KBA Group LLP, which firm has issued its report on our consolidated financial statements for the year ended June 30, 2007 and for the period from January 17, 2006 (inception) through June 30, 2006.

Principal Accountant Fees

The following table set forth the following: under "Audit Fees" the aggregate fees billed for each of the past two fiscal years for professional services rendered by the principal accountant for the audit of the Company's financial statements and review of financial statements included in the Company's quarterly reports; under "Audit-Related Fees" the aggregate fees billed in each of the last two fiscal years for assistance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements; under "Tax Fees" the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, advice and planning; and under "All Other Fees" the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant.

	June 30, 2007	June 30, 2006
Audit Fees	$ 113,695	$ 33,500
Audit-Related Fees	7,350	-
Tax fees	-	-
All other fees	-	-

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPLORE CORPORATION

By: /s/ Edward W. Mandel	Date: November 29, 2007
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Edward W. Mandel	Date: November 29, 2007
Principal Executive Officer and Director

By: /s/ Paul O. Williams	Date: November 29, 2007
Principal Financial Officer, Principal Accounting Officer and Director

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
INDEX
Page

Report of Independent Registered Public Accounting Firm.	F-3

Financial Statements

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Stockholders' Deficit	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of NeXplore Corporation

We have audited the accompanying consolidated balance sheets of NeXplore Corporation and Subsidiary (the "Company") as of June 30, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended June 30, 2007, for the period from January 17, 2006 (inception) to June 30, 2006, and for the period from January 17, 2006 (inception) to June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform audits of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeXplore Corporation and Subsidiary as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the year ended June 30, 2007, for the period from January 17, 2006 (inception) to June 30, 2006, and for the period from January 17, 2006 (inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company will need additional capital to fund its research and development, product development and enhancements, marketing efforts and address other unanticipated competitive threats, technical problems, economic conditions or other requirements to execute its business plan. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

KBA GROUP LLP
Dallas, Texas
November 28, 2007

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 8,292	$ 356,624
Prepaid expenses and other current assets	42,378	28,145

Total current assets	50,670	384,769

PROPERTY, EQUIPMENT AND SOFTWARE
Computers and equipment	106,503	35,673
Purchased software	17,476	7,760
Capitalized software development costs	718,258	124,035
Furniture and fixtures	63,416	56,254

	905,653	223,722
Less, accumulated depreciation and amortization	(74,605)	(4,465)

Property, equipment and software, net	831,048	219,257

Intangible assets, net	84,714	10,246
Other assets	33,298	30,497

TOTAL ASSETS	$ 999,730	$ 644,769

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$ 150,000	$ 150,000
Accounts payable	531,843	35,333
Accrued liabilities	100,262	62,131
Notes payable	25,000	-
Due to affiliate	87,000	-
Preferred stock pending issuance	125,000	426,500
Current portion of deferred rent	2,928	2,928

Total current liabilities	1,022,033	676,892

Deferred rent, less current portion	2,440	5,367

Total liabilities	1,024,473	682,259

NON-CONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY	147,507	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $.001 par value, 10,000,000 shares authorized
Series A Convertible preferred stock; stated value $1.00; 1,000,000 and -0-
Shares issued and outstanding at June 30, 2007 and 2006, respectively
(liquidation preference of $1,066,411 and $0, respectively)	1,000,000	-
Series B Convertible preferred stock; stated value $2.50; 759,727 and -0-
Shares issued and outstanding at June 30, 2007 and 2006, respectively
(liquidation preference of $1,962,050 and $0, respectively)	1,899,318	-
Series C Convertible preferred stock; stated value $2.65; 18,868 and -0-
Shares issued and outstanding at June 30, 2007 and 2006, respectively
(liquidation preference of $50,099 and $0, respectively)	50,000	-
Common stock; $.00001 par value; 100,000,000 shares authorized;
53,874,381 and 50,643,875 shares issued and outstanding at
June 30, 2007 and 2006, respectively	539	506
Additional paid-in capital	1,801,758	497,499
Deficit accumulated during the development stage	(4,816,672)	(535,495)
Due from stockholders	(107,193)	-

Total stockholders' deficit	(172,250)	(37,490)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 999,730	$ 644,769

The accompanying notes are an integral part of these consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from		Period from
	January 17, 2006		January 17, 2006
	(Inception)	Year Ended	(Inception)
	to June 30, 2007	June 30, 2007	to June 30, 2006

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	4,554,993	4,065,284	489,709
Related party consulting expenses	63,900	29,350	34,550
Research and development	108,218	98,514	9,704

Total operating expenses	4,727,111	4,193,148	533,963

Operating loss	(4,727,111)	(4,193,148)	(533,963)

Other income (expenses)
Interest income	616	352	264
Interest expense	(15,180)	(13,384)	(1,796)

Total other income (expenses)	(14,564)	(13,032)	(1,532)

Net loss before non-controlling interest	(4,741,675)	(4,206,180)	(535,495)
Non-controlling interest	(70,923)	(70,923)	-

Net loss	(4,812,598)	(4,277,103)	(535,495)

Deemed dividend related to beneficial conversion feature on Series C convertible preferred stock	(4,074)	(4,074)	-

Net loss attributable to common stockholders	$ (4,816,672)	$ (4,281,177)	$ (535,495)

Net loss per share attributable to common stockholders - basic and diluted	$ (0.09)	$ (0.08)	$ (0.01)

Weighted average common shares
outstanding - basic and diluted	51,219,415	51,486,416	50,626,848

The accompanying notes are an integral part of these consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

										Deficit
										Accumulated
			Convertible Preferred Stock						Additional	During the
	Common Stock		Series A		Series B		Series C		Paid-in	Development	Due From	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Stockholders'	Deficit

Issuance of common stock
January 2006 (Founders)	50,500,000	$ 505	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -	$ 505
February 2006	140,375	1							483,499			483,500
March 2006	3,500								14,000			14,000
Net loss										(535,495)		(535,495)

Balance at June 30, 2006	50,643,875	506	-	-	-	-	-	-	497,499	(535,495)	-	(37,490)

Conversion of common stock to convertible preferred stock	(124,375)	(1)	497,500	497,500	-	-	-	-	(497,499)	-	-	-
Issuance of common stock:
Consulting services	1,120,000	11	-	-	-	-	-	-	1,573,222	-	-	1,573,233
Stock dividend	58,500	1	-	-	-	-	-	-	(1)	-	-	-
Effect of share exchange (NOTE 2)	2,176,381	22	-	-	-	-	-	-	(22)	-	(107,193)	(107,193)
Issuance of convertible preferred stock:
December 2006	-	-	502,500	502,500	333,001	832,503	-	-	-	-	-	1,335,003
January 2007	-	-	-	-	4,000	10,000	-	-	-	-	-	10,000
February 2007	-	-	-	-	137,910	344,775	-	-	-	-	-	344,775
March 2007	-	-	-	-	264,000	660,000	-	-	-	-	-	660,000
June 2007	-	-	-	-	-	-	18,868	50,000	-	-	-	50,000
Conversion of preferred stock at subsidiary level	-	-	-	-	20,816	52,040	-	-	-	-	-	52,040
Stock-based compensation	-	-	-	-	-	-	-	-	153,562	-	-	153,562
Net loss	-	-	-	-	-	-	-	-	-	(4,277,103)	-	(4,277,103)
Deemed dividend on preferred stock	-	-	-	-	-	-	-	-	74,997	(4,074)	-	70,923

Balance at June 30, 2007	53,874,381	$ 539	1,000,000	$1,000,000	759,727	$1,899,318	18,868	$ 50,000	$1,801,758	$ (4,816,672)	$ (107,193)	$ (172,250)

The accompanying notes are an integral part of these consolidated financial statements

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from		Period from
	January 17, 2006		January 17, 2006
	(Inception)	Year Ended	(Inception)
	To June 30, 2007	June 30, 2007	to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,812,598)	$ (4,277,103)	$ (535,495)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	80,222	75,757	4,465
Common stock issued for services	1,573,233	1,573,233	-
Stock-based compensation	153,562	153,562	-
Non-controlling interest expense	70,923	70,923	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(75,676)	(17,034)	(58,642)
Accounts payable	481,843	446,510	35,333
Accrued liabilities	68,069	5,938	62,131
Deferred rent	5,368	(2,927)	8,295

NET CASH USED IN OPERATING ACTIVITIES	(2,455,054)	(1,971,141)	(483,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and software	(187,395)	(87,708)	(99,687)
Capitalized software development costs	(718,258)	(594,223)	(124,035)
Investment in intangible assets	(90,331)	(80,085)	(10,246)

NET CASH USED IN INVESTING ACTIVITIES	(995,984)	(762,016)	(233,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on line of credit	150,000	-	150,000
Advances from an affiliate net	87,000	87,000	-
Proceeds from issuance of common stock	498,005	-	498,005
Preferred stock pending issuance	551,500	125,000	426,500
Proceeds from issuance of preferred stock	1,973,278	1,973,278	-
Proceeds from issuance of preferred stock at subsidiary	199,547	199,547	-

NET CASH PROVIDED BY FINANCING
ACTIVITIES	3,459,330	2,384,825	1,074,505

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	8,292	(348,332)	356,624
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	-	356,624	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 8,292	$ 8,292	$ 356,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 15,180	$ 13,384	$ 1,796

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Conversion of common stock to preferred stock	$ 497,500	$ 497,500	$ -

Conversion of preferred stock pending issuance to preferred stock	$ 426,500	$ 426,500	$ -

Conversion of preferred stock in subsidiary for preferred stock in parent	$ 52,040	$ 52,040	$ -

The accompanying notes are an integral part of these consolidated financial statements

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 1.   DESCRIPTION OF THE BUSINESS

NeXplore Corporation (the "Company"), through its wholly-owned subsidiary NeXplore Technologies, Inc. ("NeXplore") is a Web 2.0 Software Development company dedicated to creating a series of dynamic, user-focused Internet properties and applications. Current period operations involve primarily raising capital, domestic and international planning and development, developing software, as well as administrative and staffing responsibilities.

NOTE 2.   SHARE EXCHANGE

During the quarter ended March 31, 2007, General Environmental Corporation, now known as NeXplore Corporation changed its state of incorporation from Delaware to Nevada by merging into its wholly-owned Nevada subsidiary, NT Technologies, Inc. ("NTTI"), and reverse splitting its shares on a 1:20 basis, adjusted for all periods presented. On March 1, 2007, the Company entered into a Share Exchange Agreement with NeXplore Technologies, Inc., a privately-held Texas corporation ("NeXplore"). The closing date of the transaction was March 30, 2007.

As a result of the exchange, NTTI exchanged common and preferred shares with the stockholders of NeXplore, on a one for one basis. NeXplore exchanged 50,678,000 common shares and 1,000,000 and 738,911 shares of Series A and Series B preferred stock, respectively for equivalent NTTI shares. The former stockholders of NeXplore became the majority owners of NTTI. They also control operations and NTTI's stockholders remain passive investors. In addition, the historical financial statements of NeXplore became the historical financial statements of the Company for all periods presented with adjustments to reflect the changes in equity structure.

Under the terms of the Share Exchange Agreement, the former principal stockholders of the Company have agreed to reimburse the Company for certain pre-acquisition accounts payable, notes payable and accrued interest totaling $107,193. Two principal stockholders agreed to place 75% of their free trading common shares into escrow.  Such shares will remain in escrow and may not be transferred or sold for a period of six months.  When the assumed liabilities are settled NeXplore can off-set the amount of such payment or settlement against the escrow shares in accordance with terms of the share exchange agreement.

NOTE 3.   LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has been engaged primarily in raising capital, planning and development, and development of software. The Company has sustained operating losses since inception and has an accumulated net loss of $4,812,598 at June 30, 2007. The Company has and will continue to use significant capital to design, develop, and commercialize its products. At June 30, 2007 the Company has $8,292 in cash and cash equivalents. During the period from inception through June 30, 2007 the Company raised approximately $3,100,000 through the sale of common and preferred stock. Subsequent to June 30, 2007, through the date of this report, the Company has raised additional capital of approximately $1,300,000 through the sale of common and preferred stock (Note 13).

During the year ending June 30, 2008 ("fiscal year 2008"), the Company intends to fund its research and development, marketing efforts and related organization activities by utilizing the cash that the Company has at June 30, 2007 and cash raised in fiscal year 2008. The Company will need additional capital to further develop and enhance its current planned product offerings, introduce new products and to address unanticipated competitive threats, technical problems, economic conditions or other requirements. However, there can be no assurance that any such additional financing will be available to the Company. Additional equity financing may involve substantial dilution to the Company's then existing stockholders. In the event the Company is unable to raise additional capital, the Company may be required to substantially reduce or curtail its activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of NeXplore Corporation and its subsidiary NeXplore Technologies, Inc. after elimination of all intercompany accounts and transactions and recognition of non-controlling subsidiary interests.

Cash and cash equivalents

Cash and all highly liquid investments purchased with an original maturity of less than three months are considered to be cash and cash equivalents. Cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents with major U.S. financial institutions.

Property, equipment and software

Property, equipment and software is stated at cost less accumulated depreciation and amortization and is depreciated and amortized on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 3 to 7 years as follows:

Years
Computer and equipment	5
Purchased software	3
Capitalized software development costs	3
Furniture and fixtures	7

Repair and maintenance costs are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Depreciation and amortization expense related to property, equipment and software totaled $70,140 and $4,465 during the year ended June 30, 2007 and the period from inception through June 30, 2006, respectively.

Long-lived assets

The Company reviews long-lived assets (including definite lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Intangible assets

Intangible assets consist of trademarks, web domains and patents, and are presented net of accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the definite lived intangible assets.

Amortization is computed using the following estimated useful lives:

Years
Trademarks	15
Web domain	3
Patents	15

Capitalized software development costs

The Company incurs software development costs that relate primarily to development of its search engine and related products. Costs related to development of the software are comprised primarily of salaries and related benefit expenses and to a lesser extent contract labor. Costs related to the software's application and development stage are capitalized. All other costs are expensed as incurred. Capitalized software development costs are amortized over their estimated useful lives (three years) when related software is ready for its intended use. Amortization expense related to capitalized software development costs totaled $41,343 and $0 for the year ended June 30, 2007 and period from January 17, 2006 (inception) to June 30, 2006, respectively.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Deferred rent

The Company's primary operating lease for its place of business contains a free rent period and contains predetermined fixed increases of the minimum rental rate during the lease term. The Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent.

Income taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes," which uses the asset and liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. The asset and liability method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Beneficial conversion feature of convertible preferred stock

The convertible feature of certain preferred stock provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and to EITF No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the estimated fair value of the BCF is deemed to be a preferred stock dividend and is added to the net loss in order to compute earnings per share available to common stockholders. During the year ended June 30, 2007, the Company calculated a BCF in connection with the issuances of preferred stock (NOTE 11).

Stock-based compensation

On July 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments, ("SFAS 123R"), that addresses the accounting for share-based payment transactions.

Stock-based compensation expense recognized during the year ended June 30, 2007 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of June 30, 2006. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Research and Development Costs

The Company incurs research and development costs that relate primarily to the development of new software and enhancements to existing software related to its search engine and products. Research and development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype and other related expenses.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended June 30, 2007, and for the period from January 17, 2006 (inception) to June 30, 2006, advertising expense totaled approximately $150,000 and $0, respectively.

Fair value of financial instruments

The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by the Company on its notes payable approximate market rates. The Company believes that the fair value of its financial instruments comprising intangible assets, accounts payable, and notes payable approximate their carrying amounts.

Net loss per share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which requires presentation of basic and diluted earnings (loss) per share.  Basic net loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities and is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company's common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options.

Recent accounting pronouncements

In July 2007 the Company will adopt the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company believes that the adoption of this standard (which becomes effective for the fiscal years beginning after December 15, 2006) will not have a material impact on its consolidated financial condition or consolidated results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, equity method investments, accounts payable, guarantees and issued debt The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on our consolidated results of operation and financial condition.

NOTE 5.   INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2007 and 2006:

	2007			2006
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total

Trademarks	$ 29,695	$ (684)	$ 29,011	$ 875	$ -	$ 875
Web Domains	16,477	(2,636)	13,841	-	-	-
Patents	44,159	(2,297)	41,862	9,371	-	9,371

	$ 90,331	$ (5,617)	$ 84,714	$ 10,246	$ -	$ 10,246

Amortization of intangibles totaled $5,617 and $0 for the year ended June 30, 2007 and for the period from January 17, 2006 (inception) to June 30, 2006, respectively. The weighted average life of the definite lived intangibles at June 30, 2007 is 11.8 years.

Future amortization for definite lived intangibles is expected to be:

Years ending June 30:
2008	$ 10,416
2009	10,416
2010	7,780
2011	4,924
2012	4,923
Thereafter	46,255
$ 84,714

NOTE 6.   LINE OF CREDIT

The Company entered into a loan and security agreement with a bank on May 3, 2006. Under the loan and security agreement, the Company has a revolving line of credit which provides for maximum borrowings of $150,000 which is unsecured, due on demand and bears interest at 1% above the Wall Street Journal prime rate. At June 30, 2007 and 2006, $150,000 was outstanding under the line of credit. Interest on amounts outstanding is payable monthly. The interest rate on June 30, 2007 was 9.25%. The line of credit is personally guaranteed by a significant stockholder of the Company. The line of credit was renewed in May 2007. The line of credit is due on demand; but, if no demand is made, it is due in May 2008.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under non-cancelable operating leases. The main offices, located at 2601 Network, Frisco, TX 75034, are under lease from March 15, 2006 through April 30, 2009. The monthly lease payment is approximately $6,100 plus estimated energy costs. An additional space is leased in the same building from November 1, 2006 through October 31, 2007. The monthly payment is approximately $2,600 per month plus estimated energy costs. Office space is also leased on a month to month basis in Moscow, Russia and Beijing, China for approximately $600 per month and $200 per month, respectively. Minimum future payments on the leases as of June 30, 2007 are as follows:

Years ending June 30,
2008	$ 88,240
2009	60,995
$ 149,235

Rent expense for the year ended June 30, 2007 and for the period from January 17, 2006 (inception) through June 30, 2006 totaled approximately $111,563 and $29,933, respectively.

Litigation

White Nile

Officers of the Company, Edward Mandel, Paul Williams, and Skinner Layne, are also officers and directors in a privately held, non-operational company known as White Nile Software, Inc.("White Nile"), which filed a lawsuit in April 2006 against defendant Steven Thrasher, alleging defendant's breach of fiduciary duties as an officer, director and attorney for White Nile, tortious interference with White Nile's business relationships, conversion and civil theft of White Nile's property, breach of contract with White Nile, and seeking equitable relief and damages of more than $1 million.

In January 2007 the defendant filed a counterclaim and third party petition against White Nile, Skinner Layne, Edward Mandel, Paul Williams, and others alleging theft of trade secrets, conversion, breach of contract, fraud, conspiracy, and seeking equitable relief and damages in an unspecified sum. Although NeXplore Technologies, Inc., the Company's wholly owned subsidiary, is referenced in the counter-claim, neither it nor the Company was originally named as a party to the action. However, the Company has since intervened in the action and has asserted a declaratory judgment claim relating to its ownership and use of certain intellectual property.

The action is currently pending in the 14th Judicial District Court of Dallas County, Texas, under Cause No. 06-03319, styled White Nile Software, Inc., Plaintiff/Counter-Defendant vs. Steven Thrasher, Defendant/Counter-Plaintiff vs. Skinner Layne, Edward Mandel, Paul Williams, Eddy Layne, and Ellen Layne, Third-Party Defendants, and NeXplore Corporation, Intervenor, and Jason Coleman, Intervenor. The case involves, among other things, the dispute over ownership of certain intellectual property.

On or around October 19, 2007, the Company entered into negotiations and attempted to enter into a settlement agreement. The negotiations ended in a proposed agreement, some of the terms of which were read into the sealed record and approved by all parties. The terms of the agreement included cash payments to be made by Nexplore, and a license fee payable by Nexplore based upon future revenues. During the documentation process, numerous disputes have arisen regarding the material terms of the agreement and whether the agreement is enforceable. On January 4, 2008, motions are set to be heard regarding whether the parties did or did not enter into an agreement. In the event that the hearing results in an adverse outcome, management estimates that the range of loss could be between $250,000 and $500,000. Management believes that it is not probable that the alleged settlement agreement will be enforced. Currently, management cannot estimate the probable range of loss, if any, and therefore has not recorded any liability related to this dispute.

The Company paid $347,054 and $67,111 in legal expenses on behalf of White Nile and its officers related to the ongoing lawsuit for the year ended June 30, 2007 and the period from January 17, 2006 (inception) to June 30, 2006, respectively.

As of June 30, 2007, there are legal fees in dispute of approximately $171,000 related to services provided by a law firm to White Nile and its officers related to the abovementioned lawsuit. As of the date of the consolidated financial statements, management expects that the disputed fees will have no material effect on the Company.

Arkansas Securities Department:

In November 2006 the Company received a letter of inquiry from the State of Arkansas Securities Department ("Arkansas"). Related to inquiries and further investigation, Arkansas issued a Cease and Desist Order against the Company and certain officers and directors. The Order prohibits the sale of any securities in the state of Arkansas. Additionally, the Order alleges that previous stock issuances were in violation of Arkansas securities laws. The Company has supplied documents to Arkansas to comply with requests and to attempt to resolve the issue. If the Company is not successful in having this Order withdrawn or modified, it would prohibit the raising of additional capital in the state of Arkansas. Additionally, Arkansas could require the Company to offer a stock rescission to preferred stock holders related to $1,732,503 in securities that have been sold in the State of Arkansas. At the time of reporting these consolidated financial statements, the issue is not resolved, and the Company has not concluded that there is a probable or remote likelihood of an unfavorable outcome related to the alleged violations in the State of Arkansas, thus the Company cannot estimate its exposure, if any at all related to such matters.

Other:

In addition, the Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, operating results, or cash flows.

NOTE 8.   INCOME TAXES

Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2007 and 2006 are as follows:

	2007	2006

Net current deferred tax assets
Deferred salaries	$ 13,473	$ 18,454
Deferred rent	1,825	2,820
Vacation accrual	5,530	-
Less valuation allowance	(20,828)	(21,274)

Net current deferred taxes	$ -	$ -

Non-current deferred tax assets (liabilities)
Net operating loss	$ 1,256,736	$ 158,059
Property and equipment	(218,895)	1,518
Stock-based compensation	562,211	-
Intangible assets	439	(298)
Less valuation allowance	(1,600,491)	(159,279)

Net non-current deferred taxes	$ -	$ -

A reconciliation of the recorded income tax provision to the benefit expected by applying the appropriate statutory income tax rate (34%) to the net loss is as follows:

Amount computed at statutory rate	$(1,454,215)	$ (182,069)
Permanent difference	13,449	1,516
Increase in valuation allowance	1,440,766	180,553

	$ -	$ -

At June 30, 2007, the Company has a net operating loss carryforward of approximately $3,700,000 that will begin to expire in 2026. Given that the Company is a development stage entity, deferred tax assets associated with the net operating loss carryforward and other items have been fully reserved. A valuation reserve is required when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management periodically reviews the expected realization of the Company's deferred tax assets and makes adjustments to the valuation allowance, as appropriate, when conditions change the probability of ultimate realization.

NOTE 9.   STOCK OPTIONS

On February 3, 2006, the Board of Directors issued a resolution regarding issuance of stock options to employees. The resolution authorized NeXplore's Chief Executive Officer to hire technical employees and to offer options to purchase the Company's common stock as a component of the employees' total compensation. The Board also authorized the issuance of stock options to certain other employees, advisory board members and consultants. A summary of activity related to common stock options for the period from January 17, 2006 (inception) through June 30, 2007 is as follows:

	Number of
	Common		Weighted
	Shares	Exercise	Average
	Underlying	Price per	Exercise
	Options	Share	Price
Granted from inception through June 30, 2006	548,000	$ 0.01	$ 0.01

Outstanding at June 30, 2006	548,000	0.01	0.01
Granted from June 30, 2006 through June 30, 2007	2,548,972	0.01	0.01
Canceled from June 30, 2006 through June 30, 2007	(344,185)	0.01	0.01

Outstanding at June 30, 2007	2,752,787	0.01	0.01

Exercisable at June 30, 2007	2,519,517	0.01	0.01

The weighted average remaining contractual life of stock options outstanding at June 30, 2007 and 2006 is approximately 4.4 and 4.7 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following assumptions used for options granted during the following periods:

		January 17, 2006
	Year Ended	(Inception) through
	June 30, 2007	June 30, 2006
Risk free interest rate	4.5%	4.5%
Expected dividend yield	Zero	Zero
Expected life	3 years	3 years
Expected volatility	50.0%	0%

At June 30, 2006 none of the outstanding options were exercisable. All vested options became exercisable on March 30, 2007 in connection with the effectiveness of the Share Exchange Agreement. The weighted average grant date fair value of options granted for the year ended June 30, 2007 and from the date of January 17, 2006 (inception) through June 30, 2006 is approximately $0.09 and $0.04, respectively. The estimated fair value of common stock options granted during the year ended June 30, 2007 is approximately $222,000. The estimated fair value of common stock options granted from the date of inception to June 30, 2006 is approximately $22,000. The estimated fair value of all such common stock options is being amortized to expense over the respective vesting periods of the options. NeXplore recognized approximately $154,000 and $0, respectively in stock-based compensation expense during the year ended June 30, 2007 and from January 17, 2006 (inception) through June 30, 2006. As of June 30, 2007, there was approximately $42,000 of total unrecognized stock-based compensation expense related to non-vested common stock options, which is expected to be recognized over two years.

The following table summarizes the vesting schedule for options that are not vested as of June 30, 2007:

Number of
Common
Shares
Underlying
Options
Year ended June 30, 2008	153,010
Year ended June 30, 2009	80,260
233,270

NOTE 10.   COMMON STOCK

In January 2006, Nexplore issued 50,500,000 shares of stock to its founding stockholders. In February and March 2006, 143,785 shares were sold for $497,500.

On August 21, 2006, 100,000 shares of common stock were issued to a consultant for services rendered to NeXplore. The stock was valued at management's estimate of fair market value on the date of the agreement. NeXplore recorded consulting expense in the amount of $4,900 related to these services.

On August 31, 2006, NeXplore issued 58,500 common shares to an existing stockholder. NeXplore recorded a stock dividend related to this issuance.

On March 29, 2007, the Company entered into an agreement with a consultant for services to be rendered to the Company. The Company issued 1,000,000 shares of common stock in connection with the agreement. The shares were valued using the closing stock price on the date of the agreement. Company recorded consulting expense in the amount of $1,500,000 related to these services.

On April 9, 2007 the Company signed an agreement with a consulting group for services. The agreement requires the Company to issue 10,000 shares of common stock per month for 3 months for these services. As of June 30, 2007, 20,000 shares have been issued pursuant to this agreement. The shares were valued using the closing stock price on the date of the agreement. For the year ended June 30, 2007 the Company recorded consulting expense totaling approximately $68,000 related to these services.

The Company amended its articles of incorporation as of February 26, 2007 to change the par value of its common stock from a par value of $.001 to a par value of $.00001 per share.

NOTE 11.   PREFERRED STOCK

Series A convertible preferred stock

On August 31, 2006, the Secretary of State of the State of Texas certified a resolution adopted by the Board of Directors of the Company designating 1,000,000 shares as Series A convertible preferred stock ("Series A Shares"). The holders of the Series A Shares are entitled to receive dividends, when and as declared by the Board of Directors of the Company at an annual rate of 8%. Such dividends are cumulative, so that any time dividends have not been paid or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall accrue and bear dividends at the annual rate of 12%. If dividends are paid in shares of common stock, the number of shares of common stock payable equal the cash amount of the dividend payable divided by the average closing bid price of the common stock for the three trading days prior to the dividend payment date. The amount of accrued but unpaid dividends was $66,411 and $0 at June 30, 2007 and 2006, respectively. Series A Shares are non-voting, and have a per share liquidation value equal to the stated value ($1.00) plus any accrued but unpaid dividends. Series A Shares are convertible into common shares at $0.77 per share. For the year ended June 30, 2007, 1,000,000 shares of the Company were issued as follows: (i) the Company entered into an exchange agreement with certain common stockholders, whereby the Company agreed to issue 497,500 Series A Shares in exchange for 124,375 outstanding common shares, and (ii) 502,500 shares were issued for $502,500 (a portion of this cash, $426,500, was received prior to June 30, 2006 and was reflected in prior financial statements as preferred stock pending issuance).

Series B convertible preferred stock

On December 8, 2006, the Secretary of State of the State of Texas certified a resolution adopted by the Board of Directors of the Company designating 1,000,000 shares as Series B convertible preferred stock ("Series B Shares"). The holders of the Series B Shares are entitled to receive dividends, when and as declared by the Board of Directors of the Company at an annual rate of 8%. Such dividends are cumulative, so that any time dividends have not been paid or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall accrue and bear dividends at the annual rate of 12%. If dividends are paid in shares of common stock, the number of shares of common stock payable equal the cash amount of the dividend payable divided by the average closing bid price of the common stock for the three trading days prior to the dividend payment date. The amount of accrued but unpaid dividends was $62,732 and $0 at June 30, 2007 and 2006, respectively. Series B Shares are non-voting and have a per share liquidation value equal to the stated value ($2.50) plus any accrued but unpaid dividends. Series B Shares are convertible into common shares at $2.08 per share. From December 2006 through May 2007, 738,911 shares were issued for $1,847,278. From May 2007 through June 30, 2007, 79,819 Series B convertible preferred shares were issued at the subsidiary level for $199,548, of which 20,816 shares have been converted to the Company's convertible preferred Series B shares as of June 30, 2007.

Series C convertible preferred stock

On June 8, 2007, the Company's Board of Directors authorized a new series of preferred stock, designating 250,000 shares as Series C convertible preferred stock ("Series C Shares"). The holders of the Series C Shares are entitled to receive dividends, when and as declared by the Company's Board of Directors at an annual rate of 8%. Such dividends are cumulative, so that any time dividends have not been paid or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall accrue and bear dividends at the annual rate of 12%. If dividends are paid in shares of common stock, the number of shares of common stock payable equal the cash amount of the dividend payable divided by the average closing bid price of the common stock for the three trading days prior to the dividend payment date. The amount of accrued but unpaid dividends was $99 and $0 at June 30, 2007 and 2006, respectively. Series C Shares are non-voting and have a per share liquidation value equal to the stated value ($2.65) plus any accrued but unpaid dividends. Series C Shares are convertible into common shares at $2.25 per share. In June 2007, 18,868 shares were issued for $50,000.

The Company has evaluated the potential effect of any beneficial conversion terms related to the convertible preferred stock. Portions of the convertible preferred stock may have a carrying amount that differs significantly from their conversion amount. In such cases, the difference between the carrying amount and the conversion amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature. The table below summarizes the beneficial conversion of the convertible preferred shares outstanding:

			Common Shares	Beneficial
Shares of			Issuable	Conversion
Convertible	Shares	Carrying	Upon	Recorded at
Preferred Stock	Outstanding	Amount	Conversion	Issuance
Series B (Subsidiary)	79,819	$ 199,548	95,936	$ 70,923
Series C	18,868	$ 50,000	22,222	$ 12,222

The beneficial conversion feature for the Series B preferred stockholders was recorded as non-controlling interest in net loss as the related securities were issued in the subsidiary NeXplore Technologies, Inc. and had not been converted pursuant to the Share Exchange Agreement as of June 30, 2007. The beneficial conversion feature for the Series C preferred stockholders has been recorded as a deemed dividend to Series C preferred stockholders as of June 30, 2007. The dividend is being recorded ratably over the period between the commitment date and the date that related securities can be converted.

As of February 26, 2007, the Company amended its articles of incorporation to change the number of shares of preferred stock authorized to 10,000,000 shares.

NOTE 12.   RELATED PARTY TRANSACTIONS

For the year ended June 30, 2007 and for period from January 17, 2006 (inception) through June 30, 2006, the Company paid consulting fees in the amount of $4,350 and $34,550, respectively, to an entity affiliated with the Company through common ownership.

For the year ended June 30, 2007 and for period from January 17, 2006 (inception) through June 30, 2006, the Company paid consulting fees in the amount of $25,000 and $0, respectively to an entity partially owned by an officer of the Company.

Beginning in April 2007 the Company has borrowed, on unsecured open credit, various amounts from an entity controlled by certain officers of the Company. At June 30, 2007, the balance of such advances is $87,000 and is recorded as due to affiliate.

NOTE 13.   SUBSEQUENT EVENTS

Subsequent to year-end, the Company has raised a total of $1,263,475 through the sale of common and preferred stock as follows:

Between July 1, 2007 and November 26, 2007, the Company sold 748,492 shares of restricted common stock for $915,000.

In July 2007, the Company issued 50,000 shares of Series B convertible preferred stock for $125,000. The cash was received prior to June 30, 2007 and is reflected in these financial statements as preferred stock pending issuance.

Between July 1, 2007 and November 26, 2007, the Company issued 84,331 shares of Series C convertible preferred stock for $223,475.

Between July 1, 2007 and November 26, 2007, the Company issued options to purchase an additional 148,744 shares of common stock to employees, consultants and advisory board members at an exercise price of $.01 per share. These options have five-year terms. During the same period no previously issued options were cancelled.

Between July 1, 2007 and November 26, 2007, the Company has repaid $87,000 borrowed from an entity controlled by certain officers of the Company.

In September 2007 the Company reached a tentative settlement with a creditor of General Environmental Corporation. Pursuant to the settlement, the creditor is scheduled for payment of $25,000 during the year ending June 30, 2008. An agreement was also reached whereby the escrow stockholders will surrender 60,000 shares of common stock as reimbursement to the Company for assuming this and other liabilities.

Pursuant to an agreement with a consulting group for services, 10,000 shares were issued to the consultants for services rendered. In addition, the Company exercised an option to continue receiving consulting services from the group for an additional three months (July through September). As a result, an additional 30,000 shares have been issued to the consultants for services rendered.

On September 1, 2007, the Company's Board of Directors declared a dividend for the Series A preferred stockholders to be paid by the issuance of 33,755 shares of common stock.

In September 2007, 59,003 Series B convertible preferred shares previously issued at the subsidiary level were converted to the Company's convertible preferred Series B shares.

In September and October 2007, the Company received $233,333 as initial payments from a customer for advertising.

Exhibit		Sequential
Number	Description of Exhibits	Page Number

2.1

Share Exchange Agreement dated as of March 1, 2007 between the Company and NeXplore Technologies, Inc. (filed as Exhibit "2.1" to the Company's Current Report on Form 8-K filed on April 6, 2007 and incorporated herein by reference.)

		N/A

3(i) **	Articles of Incorporation of the Company, as amended and restated.	39

3(ii)	Bylaws of the Company (filed as Exhibit "3(ii)" to the Company's Current Report on Form 8-K filed on April 6, 2007 and incorporated herein by reference.)	N/A

4.1 **	Specimen common stock certificate.	45

4.2 **	Series A Convertible Preferred Stock terms and conditions.	47

4.3 **	Series B Convertible Preferred Stock terms and conditions.	57

4.4 **	Series C Convertible Preferred Stock terms and conditions.	67

4.5 **	Form of securities purchase agreement issued in connection with a private placement of restricted common stock.	77

10.1 **	Employment Agreement dated January 15, 2006 between the Company and Edward W. Mandel.	86

10.2 **	Employment Agreement dated January 15, 2006 between the Company and Paul O. Williams.	91

10.3 **	Employment Agreement dated May 1, 2006 between the Company and Skinner G. Layne.	96

10.4 **	Employment Agreement dated November 1, 2006 between the Company and Scott Grizzle.	101

10.5 **	Consulting Agreement dated January 15, 2006 between the Company and Dion Hinchcliffe.	106

10.6 **	Subcontract dated November 2, 2006 between the Company and Hinchcliffe & Company modifying the Consulting Agreement with Dion Hinchcliffe.	110

10.7 **	Lease Agreement between the Company and Hall 2601 Network Associates, Ltd. dated March 1, 2006 pertaining to the property utilized as the corporate headquarters.	113

10.8 **	Second Sublease Agreement between the Company and IBT Bancorp, Inc. d/b/a Independent Bank of Texas dated October 31, 2006 pertaining to the property utilized as the corporate headquarters.	148

21 **	Subsidiaries of the Company.	157

31.1 **	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	158

31.2 **	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	159

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	160

32.2 **	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	161

99.1

Letter agreement of former Company principal stockholders, Herb Sears and Ed Nichols, assuming certain outstanding debt of the Company (filed as Exhibit "99.4" to the Company's Current Report on Form 8-K filed on April 6, 2007 and incorporated herein by reference.)

		N/A

_______________

** Filed herewith.