Form 10QSB
period 2007-09-30
NEXPLORE CORP
filed 2008-03-10
CIK 1065734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At February 14, 2008 there were 55,776,450 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [   ]   No [X]

	GENERAL INDEX
		Page
		Number

	PART I.
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11

ITEM 3.	CONTROLS AND PROCEDURES	14

	PART II.
	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	14

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	16

SIGNATURES		17

EXHIBIT INDEX		18

PART I    FINANCIAL INFORMATION
ITEM 1.       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2007	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 12,551	$ 8,292
Prepaid expenses and other	28,817	42,378

Total current assets	41,368	50,670

PROPERTY, EQUIPMENT AND SOFTWARE
Computers and equipment	107,244	106,503
Purchased software	20,137	17,476
Capitalized software development costs	906,250	718,258
Furniture and fixtures	64,897	63,416

	1,098,528	905,653
Less, accumulated depreciation	(133,263)	(74,605)

Property, equipment and software, net	965,265	831,048
Intangible assets, net	104,086	84,714
Other assets	33,298	33,298

TOTAL ASSETS	$ 1,144,017	$ 999,730

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of credit	$ 150,000	$ 150,000
Accounts payable	614,099	531,843
Accrued liabilities	229,355	100,262
Deferred revenue	83,333	-
Notes payable	25,000	25,000
Due to affiliate	35,000	87,000
Preferred stock pending issuance	-	125,000
Current portion of deferred rent	2,928	2,928

Total current liabilities	1,139,715	1,022,033
Deferred rent, less current portion	1,708	2,440

Total liabilities	1,141,423	1,024,473

NON-CONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY	-	147,507
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $.001 par value, 10,000,000 shares authorized:
Series A Convertible preferred stock; stated value $1.00; 1,000,000 shares issued and outstanding at September 30, and June 30, 2007, respectively
(liquidation preference of $1,006,575 and $1,066,411, respectively)	1,000,000	1,000,000
Series B Convertible preferred stock; stated value $2.50; 868,730 and
759,727 shares issued and outstanding at September 30, and June 30,
2007, respectively (liquidation preference of $2,279,856
$1,962,050, respectively)	2,171,825	1,899,318
Series C Convertible preferred stock; stated value $2.65; 99,425 and 18,868 shares issued and outstanding at September 30, and June 30, 2007,
respectively (liquidation preference of $266,581 and $50,099, respectively)	263,475	50,000
Common stock; $.00001 par value; 100,000,000 shares authorized;
54,474,764 and 53,874,381 shares issued and outstanding at
September 30, and June 30, 2007, respectively	545	539
Additional paid-in capital	2,837,065	1,801,758
Deficit accumulated during the development stage	(6,163,123)	(4,816,672)
Due from stockholders	(107,193)	(107,193)

Total stockholders' equity (deficit)	2,594	(172,250)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,144,017	$ 999,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 17, 2006	Three	Three
	(Date of inception)	Months Ended	Months Ended
	to September 30, 2007	September 30, 2007	September 30, 2006

Revenue	$ -	$ -	$ -
Operating expenses:
General and administrative	5,684,203	1,129,210	345,496
Related party consulting expense	68,900	5,000	4,350
Research and development	142,467	34,249	12,397

Total operating expenses	5,895,570	1,168,459	362,243

Operating loss	(5,895,570)	(1,168,459)	(362,243)
Other income (expenses)
Interest income	617	1	302
Interest expense	(19,302)	(4,122)	(2,360)

Total other income (expenses)	(18,685)	(4,121)	(2,058)

Net loss before non-controlling interest	(5,914,255)	(1,172,580)	(364,301)
Non-controlling interest expense	(70,923)	-	-

Net loss	(5,985,178)	(1,172,580)	(364,301)
Dividend on Series A convertible preferred stock paid by issuance of common stock	(80,000)	(80,000)	-
Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	(40,264)	(40,264)	-
Deemed dividend related to beneficial conversion feature on Series C convertible preferred stock	(57,681)	(53,607)	-

Net loss attributable to common stockholders	$ (6,163,123)	$ (1,346,451)	$ (364,301)

Net loss per share attributable to common stockholders - basic and diluted	$ (0.12)	$ (0.02)	$ (0.01)

Weighted average common shares
Outstanding - basic and diluted	51,651,669	54,141,823	50,666,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January 17, 2006
	(Date of inception) to	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,985,178)	$ (1,172,580)	$ (364,301)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	141,484	61,262	6,272
Common stock issued for services	1,648,233	75,000	4,900
Stock-based compensation	275,004	121,442	-
Non-controlling interest expense	70,923	-	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(62,115)	13,561	(9,023)
Accounts payable	564,099	82,256	37,869
Accrued liabilities	197,162	129,093	(62,111)
Deferred revenue	83,333	83,333	-
Deferred rent	4,636	(732)	(732)

NET CASH USED IN OPERATING ACTIVITIES	(3,062,419)	(607,365)	(387,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and software	(192,278)	(4,883)	(46,785)
Capitalized software development costs	(906,250)	(187,992)	(113,733)
Investment in intangible assets	(112,307)	(21,976)	(35,125)

NET CASH USED IN INVESTING ACTIVITIES	(1,210,835)	(214,851)	(195,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on line of credit	150,000	-	-
Advances from (to) an affiliate, net	35,000	(52,000)	-
Proceeds from issuance of common stock	1,163,005	665,000	-
Proceeds from issuance of preferred stock	2,186,753	213,475	76,000
Preferred stock pending issuance	551,500	-	354,503
Proceeds from issuance of preferred stock at subsidiary	199,547	-	-

NET CASH PROVIDED BY FINANCING
ACTIVITIES	4,285,805	826,475	430,503

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	12,551	4,259	(152,266)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	-	8,292	356,624

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 12,551	$ 12,551	$ 204,358

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Conversion of common stock to preferred stock	$ 497,500	$ -	$ 497,500

Conversion of preferred stock pending issuance to preferred stock	$ 551,500	$ 125,000	$ 426,500

Conversion of preferred stock in subsidiary to preferred stock in parent	$ 199,547	$ 147,507	$ -

Issuance of common stock as dividend on preferred stock	$ 80,000	$ 80,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2007

NOTE 1: DESCRIPTION OF THE BUSINESS AND LIQUIDITY

NeXplore Corporation (the "Company" or "NeXplore") is a Web 2.0 Software Development company dedicated to creating a series of dynamic, user-focused Internet properties and applications. Current operations involve primarily raising capital, domestic and international planning and development, developing software, as well as administrative and staffing responsibilities.

Since inception, the Company has been engaged primarily in raising capital, along with planning and developing its software. The Company has sustained operating losses since inception and has an accumulated net loss of $5,985,178 at September 30, 2007. The Company has and will continue to use significant capital to design, develop, and commercialize its products.

During the year ending June 30, 2008 ("fiscal year 2008"), the Company intends to fund its research and development and marketing efforts and related organization activities by utilizing the cash that the Company has at September 30, 2007 and cash raised in fiscal year 2008. The Company will need additional capital to further develop and enhance its current planned product offerings, introduce new products and to address unanticipated competitive threats, technical problems, economic conditions or other requirements. However, there can be no assurance that the Company can generate sufficient revenue to sustain its operation or any such additional financing will be available to the Company. Additional equity financing will likely involve substantial dilution to the Company's then existing stockholders. In the event the Company is unable to raise additional capital or generate the necessary revenue, the Company may be required to substantially reduce or curtail its activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company's revenue recognition policy is consistent with the criteria set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or completion of services provided; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

The Company recognizes advertising revenue in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenue is recognized ratably over the period. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order. If, at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of the obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

Capitalized software development costs

The Company incurs software development costs that relate primarily to development of internal use software. Costs related to development of internal use software are comprised primarily of salaries and related benefit expenses and to a lesser extent contract labor. In accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," costs related to the application and development stage are capitalized. All other costs are expensed as incurred. Capitalized software development costs are amortized over their estimated useful lives (three years) when related software is ready for its intended use.

Beneficial conversion feature of convertible preferred stock

The convertible feature of certain preferred stock provides for a rate of conversion that was below market value on the date of issuance. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and to EITF No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the estimated fair value of the BCF is deemed to be a preferred stock dividend and is added to the net loss in order to compute earnings per share available to common stockholders.

Stock-based compensation

On July 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments, ("SFAS 123R"), that addresses the accounting for share-based payment transactions.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

NOTE 4: LINE OF CREDIT

NeXplore entered into a loan and security agreement with a bank on May 3, 2006. Under the loan and security agreement, NeXplore has a revolving line of credit which provides for maximum borrowings of $150,000 which is unsecured, due on demand and bears interest at 1% above the Wall Street Journal prime rate. At September 30, 2007, $150,000 was outstanding under the line of credit. Interest on amounts outstanding is payable monthly. The interest rate on September 30, 2007 was 9.25%. The line of credit is personally guaranteed by a significant stockholder of the Company. The line of credit is due on demand; but, if no demand is made, it is due in May, 2008.

NOTE 5: LOSS PER SHARE

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

NOTE 6: LITIGATION

White Nile:

Officers of the Company, Edward Mandel, Paul Williams, and Skinner Layne, are also officers and directors in a privately held, non-operational company known as White Nile Software, Inc. ("White Nile"), which filed a lawsuit in April 2006 against defendant Steven Thrasher, alleging defendant's breach of fiduciary duties as an officer, director and attorney for White Nile, tortious interference with White Nile's business relationships, conversion and civil theft of White Nile's property, breach of contract with White Nile, and seeking equitable relief and damages of more than $1 million.

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

The action was filed in the 14th Judicial District Court of Dallas County, Texas, under Cause No. 06-03319, styled White Nile Software, Inc., Plaintiff/Counter-Defendant vs. Steven Thrasher, Defendant/Counter-Plaintiff vs. Skinner Layne, Edward Mandel, Paul Williams, Eddy Layne, and Ellen Layne, Third-Party Defendants, and NeXplore Corporation, Intervenor, and Jason Coleman, Intervenor.

On or around October 19, 2007, the Company entered into negotiations and attempted to enter into a settlement agreement. The negotiations ended in a proposed agreement and some of its terms were read into the sealed record. Because numerous disputes arose regarding the material terms of the agreement during the documentation process, the Company withdrew its consent to the proposed agreement. On January 4, 2008, the Court held that it could not issue an order enforcing the proposed agreement because the Company, Edward Mandel, Paul Williams, and Skinner Layne withdrew their consent to the proposed agreement. Thereafter, the action was removed to federal court and is currently pending in U.S. District Court, Northern District of Texas. Currently, management cannot estimate the probable range of loss, if any, and therefore has not recorded any liability related to this dispute.

The Company paid $139,999, $31,626 and $554,164 in legal expenses on behalf of NeXplore, White Nile and its officers related to the ongoing lawsuit for the three months ended September 30, 2007 and 2006 and the period from January 17, 2006 (inception) to September 30, 2007, respectively.

Arkansas Securities Department:

In November 2006 the Company received a letter of inquiry from the State of Arkansas Securities Department ("Arkansas"). Related to inquiries and further investigation, Arkansas issued a Cease and Desist Order against the Company and certain officers and directors. The Order prohibits the sale of any securities in the state of Arkansas. Additionally, the Order alleges that previous stock issuances were in violation of Arkansas securities laws. The Company has supplied documents to Arkansas to comply with requests and to attempt to resolve the issue. If the Company is not successful in having this Order withdrawn or modified, it would prohibit the raising of additional capital in the state of Arkansas. Additionally, Arkansas could require the Company to offer a rescission to preferred stock holders related to $1,732,503 in securities that have been sold in the State of Arkansas. At the time of reporting these consolidated financial statements, the issue is not resolved, and the Company has not concluded that there is a probable or remote likelihood of an unfavorable outcome related to the alleged violations in the State of Arkansas, thus the Company cannot estimate its exposure, if any at all related to such matters.

NOTE 7: STOCK OPTIONS

On February 3, 2006, the Board of Directors issued a resolution regarding issuance of stock options to employees. The resolution authorized NeXplore's Chief Executive Officer to hire technical employees and to offer options to purchase the Company's common stock as a component of the employees' total compensation. The Board also authorized the issuance of stock options to certain other employees, advisory board members, and consultants. A summary of activity related to common stock options for the period from January 17, 2006 (inception) through September 30, 2007 is as follows:

	Number of
	Common		Weighted
	Shares	Exercise	Average
	Underlying	Price per	Exercise
	Options	Share	Price
Outstanding at June 30, 2007	2,752,787	0.01	0.01
Granted from June 30 through September 30,2007	78,744	0.01	0.01
Outstanding at September 30, 2007	2,831,531	0.01	0.01
Exercisable at September 30, 2007	2,601,897	0.01	0.01

The weighted average remaining contractual life of stock options outstanding at September 30, 2007 is approximately 4.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following assumptions used for options granted during the following periods:

Three Months
Ended
September 30, 2007
Risk free interest rate	4.5%
Expected dividend yield	Zero
Expected life	3 years
Expected volatility	50.0%

The weighted average grant date fair value of options granted for the three months ended September 30, 2007 and from the date of January 17, 2006 (inception) through September 30, 2007 is approximately $2.39 and $0.14, respectively. The estimated fair value of common stock options granted during the three months ended September 30, 2007 is approximately $188,000. The estimated fair value of common stock options granted from the date of inception to September 30, 2007 is approximately $432,000. The estimated fair value of all such common stock options is being amortized to expense over the respective vesting periods of the options. NeXplore recognized approximately $121,000 and $275,000, respectively in stock-based compensation expense during the three months ended September 30, 2007 and from January 17, 2006 (inception) through September 30, 2007. As of September 30, 2007, there was approximately $81,000 of total unrecognized stock-based compensation expense related to non-vested common stock options, which is expected to be recognized over two years.

The following table summarizes the vesting schedule for options that are not vested as of September 30, 2007:

Number of Common
Shares Underlying
Options
Nine months ended June 30, 2008	135,316
Year ended June 30, 2009	89,632
Year ended June 30, 2010	4,686
229,634

NOTE 8. CONVERTIBLE PREFERRED STOCK BENEFICIAL CONVERSION FEATURE

The Company has evaluated the potential effect of any beneficial conversion terms related to the convertible preferred stock. Portions of the convertible preferred stock may have a carrying amount that differs significantly from their conversion amount. In such cases, the difference between the carrying amount and the conversion amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature. The table below summarizes the beneficial conversion of the convertible preferred shares recorded during the three months ended September 30, 2007:

			Common Shares	Beneficial
Shares of			Issuable	Conversion
Convertible	Shares	Carrying	Upon	Recorded at
Preferred Stock	Issued	Amount	Conversion	Issuance
Series B	50,000	$ 125,000	60,096	$ 40,264
Series C	95,651	$ 253,475	112,655	$ 53,607

The beneficial conversion feature for the preferred stockholders has been recorded as a deemed dividend. As of June 30, 2007, the Company had preferred stock issued at the subsidiary level in the amount of $147,507. The preferred stock at the subsidiary level was converted to the parent level during the three months ended September 30, 2007.

NOTE 9. RELATED PARTY TRANSACTIONS

For period from January 17, 2006 (inception) through September 30, 2007, and for the three months ended September 30, 2007 and 2006, the Company paid consulting fees in the amount of $38,900, $0 and $4,350 respectively, to an entity affiliated with the Company through common ownership.

For period from January 17, 2006 (inception) through September 30, 2007, and for the three months ended September 30, 2007 and 2006, the Company paid consulting fees in the amount of $30,000, $5,000 and $0, respectively to an entity partially owned by an officer of the Company.

Beginning in April 2007 the Company has borrowed, on unsecured open credit, various amounts from an entity controlled by certain officers of the Company. At September 30, 2007, the balance of such advances is $35,000 and is recorded as due to affiliate.

NOTE 10: SUBSEQUENT EVENTS

Between October 1, 2007 and February 14, 2008, the Company sold 1,180,578 shares of restricted common stock for $1,012,250.

The Company raised additional capital through issuance of preferred stock series C between October 1, 2007 and February 14, 2008 totaling $10,000.

Pursuant to agreements with consulting groups for services, 70,000 shares were issued to the consultants for services rendered.

The Company issued options to purchase an additional 1,450,271 shares of common stock to employees, consultants and advisory board members between October 1, 2007 and February 14, 2008 at an exercise price of $.01 per share. These options have five-year terms. During the same period 53,368 previously issued options were canceled.

Between October 1, 2007 and February 14, 2008, the Company has repaid the $35,000 borrowed from an entity controlled by certain officers of the Company.

Between October 1, 2007 and February 14, 2008, the Company received $250,000 as a prepayment from a customer for advertising and signed a revenue-sharing agreement with another Web search company.

Between October 1, 2007 and February 14, 2008, the Company's Board of Directors declared dividends for certain Series B preferred stockholders to be paid by the issuance of 51,108 shares of common stock.

In February, 2008, pursuant to a purchase agreement with an internet company, the Company agreed to issue 163,366 shares of common stock for the purchase of certain internet related assets.

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

Plan of Operation

Our plan of operation for the foreseeable future is to continue to develop and release our products and to increase the brand awareness of "NeXplore™".

The following briefly describes the vision and development stage of our Web 2.0 products:
a.

NeXplore.com. Our search engine, released in "Private Beta testing" at the end of the current period, features a graphical user interface designed to allow the user to interact with the search results and the advertisements and to refine their search results by leveraging the collective intelligence of the social communities of other users. This product is expected to produce its own revenues as a stand-alone product and it will also serve as the founding cornerstone of our social computing platform.

b.

NeXplore Ads™. A proprietary, full-lifecycle ad creation and management platform that enables marketers to effortlessly create, manage and modify, in real time, highly targeted, interactive online advertising campaigns that meet today's exacting standards for vitality, efficiency and measurability. The NeXplore Ads™ pilot program is currently underway with several advertisers. General availability of NeXplore Ads™ is expected within the next few weeks.

c.

HitLabel.com. We intend to launch a video and music contest site and we are currently in the development stage of this product. The site will feature prizes for contest winners, including incentives to help winning artists and videographers produce and distribute their works on a broader scale. HitLabel™ is scheduled to go live before year end.

d.

MyCircle.com. Our social computing platform is currently in the development stage and is intended to become a ubiquitous social interface that allows users to aggregate and mash-up the many web-based applications (e.g. instant messaging, VOIP, email, social networking, online banking) they currently use, as well as many new user experiences which we believe will be unique to this platform. MyCircle™ is scheduled to go live during the first calendar quarter of year 2008.

e.

AdCircle.com. Our online classified advertising platform is currently in the development stage and will utilize the NeXplore™ search interface to aggregate classified advertising into a single, graphically-based interface. AdCircle™ is scheduled to go live during the second calendar quarter of year 2008.

Results of Operations

Revenues. We report no revenues for the three months ended September 30, 2007 and 2006 and no revenues for the period from the date of inception through September 30, 2007.

Operating Profit/(Loss). Gross loss for the three months ended September 30, 2007 was $1,168,459, versus a gross loss of $362,243 for the three months ended September 30, 2006. The increase in gross loss is directly attributable to higher operating expenses associated with the expanded implementation of our business plan. Gross loss for the period from the date of inception to September 30, 2007 was $5,895,570.

Operating Expenses. For the three months ended September 30, 2007, we incurred general and administrative expenses of $1,129,210, related party consulting expense of $5,000, research and development expenses of $34,249, and interest expense of $4,122. This compares with general and administrative expenses of $345,496, related party consulting expense of $4,350, research and development expenses of $12,397 and interest expense 0f $2,360 for the three months ended September 30, 2006. For the period from the date of inception to September 30, 2007 we incurred general and administrative expenses of $5,684,203, related party consulting expense of $68,900, research and development expenses of $142,467 and interest expense of $19,302.

Research and development expenses consisted of compensation and employee benefits. Significant components of general and administrative expense for the three months ended September 30, 2007 and 2006 and for the period from the date of inception to September 30, 2007 consisted of the following:

	Period from January 17, 2006 (Date of inception)	Three Months Ended	Three Months Ended
	to September 30, 2007	September 30, 2007	September 30, 2006

Legal, Professional and Consulting Services	$ 3,010,531	$ 412,388	$ 117,192
Compensation	1,344,897	336,672	136,699
Travel	327,460	30,827	34,266
Marketing	414,239	197,166	135
Facilities Costs	374,764	79,265	38,158
Other	212,312	72,892	19,046

Total General and Administrative Expenses	$ 5,684,203	$ 1,129,210	$ 345,496

"Other" expenses include office supplies, depreciation and amortization, and miscellaneous expenses.

General and administrative expenses includes stock-based compensation expenses of $275,004, $121,442, and $0, respectively, for the period from the date of inception to September 20,2007 and for the three months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

Net Loss. For the three months ended September 30, 2007, we had a net loss of $1,172,580, as compared to a net loss of $364,301 for the three months ended September 30, 2006. The increase in net loss is directly attributable to higher operating expenses associated with the expanded implementation of our business plan. The net loss for the period from the date of inception to September 30, 2007 was $5,985,178.

Cash Flows from Operations. Cash used in operations for the three months ended September 30, 2007 was $607,365, compared to $387,126 for the three months ended September 30, 2006. This increase is directly attributable to higher costs associated with the expanded implementation of our business plan. From the date of inception to September 30, 2007 cash used in operations was $3,062,419.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended September 30, 2007 was $214,851, compared to $195,643 for the three months ended September 30, 2006. These costs are primarily attributable our continuing development of our software. From the date of inception to September 30, 2007 cash used in investing activities was $1,210,835.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended September 30, 2007 was $826,475, compared to $430,503 for the three months ended September 30, 2006. From January 17, 2006 (date of inception) to September 30, 2007 cash provided by financing activities was $4,285,805. From January 17, 2006 (date of inception) to September 30, 2007 we borrowed $150,000 on our line of credit, we received net advances from an affiliated entity in the amount of $35,000 and raised additional funds of $4,100,805 through the sale of common and preferred stock. The capital has been and will be used to fund further software product development, introductory marketing campaigns, and for operating expenses.

Subsequent Events

Subsequent to the period ended September 30, 2007 we received $250,000 as a prepayment from a customer for advertising.

Subsequent to the period we also signed a contract with Yahoo! Search Marketing, which includes revenue sharing provisions relating to advertiser fees generated by users clicking on ads on our search engine. The agreement has a stated term of one year and is terminable at will.

Going Concern

Historically, capital for the development of NeXplore has been provided through private sales of equity securities to angel investors and others. As of September 30, 2007, we had $12,551 in cash and current liabilities exceeded current assets by an amount of $1,098,347. Based on the current level of cash, working capital and current level of expenditures, it will be necessary to seek additional sources of funding in the near future and over the next twelve months. We plan to continue to raise funds through various financings to maintain our operations until such time as cash generated by operations is sufficient to meet our operational and capital requirements. However, we may not achieve profitable operations and we may not be able to secure additional debt or equity financing or such financing may not be available on favorable terms. All of these matters, as well as other unanticipated competitive threats, technical problems, economic conditions or other requirements to execute our business plan raise substantial doubt about our ability to continue as a going concern.

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

Revenue recognition

We recognize advertising revenue in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, we recognize revenue ratably over the period. We recognize revenue for fixed-fee advertising arrangements ratably over the term of the insertion order. If, at the end of a quarterly reporting period the term of an insertion order is not complete, we recognize revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of the obligation under the insertion order. We measure proportionate performance by the number of placements delivered and undelivered as of the reporting date. We use prices stated on our internal rate card for measuring the value of delivered and undelivered placements. We recognize fees for variable-fee advertising arrangements based on the number of impressions displayed or clicks delivered during the period.

ITEM 3.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation and based on the fact that this report will be filed past the due date, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our management expects to address and improve upon the weaknesses in our disclosure controls and procedures in the near future.

Changes in Internal Control over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated whether any change in our internal control over financial reporting occurred during the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there has been no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

White Nile

Officers of the Company, Edward Mandel, Paul Williams, and Skinner Layne, are also officers and directors in a privately held, non-operational company known as White Nile Software, Inc.("White Nile"), which filed a lawsuit in April 2006 against defendant Steven Thrasher, alleging defendant's breach of fiduciary duties as an officer, director and attorney for White Nile, tortious interference with White Nile's business relationships, conversion and civil theft of White Nile's property, breach of contract with White Nile, and seeking equitable relief and damages of more than $1 million. The action was filed in the 14th Judicial District Court of Dallas County, Texas, under Cause No. 06-03319, styled White Nile Software, Inc. vs. Steven Thrasher, et al.

In January 2007 the defendant filed a counterclaim and third party petition against White Nile, Skinner Layne, Edward Mandel, Paul Williams, and others; but, management believes the defendant's counterclaim is frivolous and without basis in fact and expects that it will have no material effect on the Company. However, as with any action of this type, the timing and degree of any effect upon the Company are uncertain. If the outcome of the action is adverse to the Company, it could have a material adverse effect on our business, prospects, financial condition, and results of operations.

On or around October 19, 2007, the Company entered into negotiations and attempted to enter into a settlement agreement. The negotiations ended in a proposed agreement and some of its terms were read into the sealed record. Because numerous disputes arose regarding the material terms of the agreement during the documentation process, the Company withdrew its consent to the proposed agreement. On January 4, 2008, the Court held that it could not issue an order enforcing the proposed agreement because the Company, Edward Mandel, Paul Williams, and Skinner Layne withdrew their consent to the proposed agreement. Thereafter, the action was removed to federal court and is currently pending in U.S. District Court, Northern District of Texas.

Except as referred to above there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our 2007 Form 10-KSB.  A full discussion of our pending legal proceedings is also contained in Part I, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements" of this Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of equity securities during the fiscal quarter ended September 30, 2007 that were not registered under the Securities Act of 1933 consisted of the following:

The Company raised additional capital through the sale of 536,628 shares of restricted common stock to accredited investors totaling $665,000.

The Company raised additional capital through sales of Series C preferred stock to accredited investors totaling $213,475.

On September 1, 2007, the Company's Board of Directors declared a dividend for the Series A preferred stockholders to be paid by the issuance of 33,755 shares of restricted common stock.

The Company issued options to purchase 78,744 shares of common stock to employees, consultants and advisory board members at an exercise price of $.01 per share. These options have five-year terms.

The Company issued 30,000 shares of restricted common stock pursuant to a consulting agreement. The shares were valued using the closing stock price on the date of the agreement.

Unregistered issuances subsequent to September 30, 2007 consist of the following:

The Company sold 1,180,578 shares of restricted common stock to accredited investors for $1,012,250.

The Company raised additional capital through issuance of preferred stock series C to accredited investors totaling $10,000.

Pursuant to agreements with consulting groups for services, 70,000 shares were issued to the consultants for services rendered.

The Company issued options to purchase an additional 1,450,271 shares of common stock to employees, consultants and advisory board members at an exercise price of $.01 per share. These options have five-year terms. During the same period 53,368 previously issued options were canceled.

Between October 1, 2007 and February 14, 2008, the Company's Board of Directors declared dividends for certain Series B preferred stockholders to be paid by the issuance of 51,108 shares of common stock.

In February, 2008, pursuant to a purchase agreement with an internet company, the Company agreed to issue 163,366 shares of common stock for the purchase of certain internet related assets.

All of the foregoing issuances were or will be made pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, in that (a) the purchaser is, or was at the time of the issuance, a director or executive officer of the Company, and/or (b) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (c) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (d) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock, (e) prior to issuance, the Company will require the investor to represent its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and/or (f) appropriate legends were or will be affixed to the instruments to be issued in the transactions.

ITEM 5.     OTHER INFORMATION

Information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-QSB, but not reported, is reported in the foregoing Item 2 of this Form 10-QSB and as follows:

On September 12, 2007, we issued a press release to announce an Internet Advertising Agreement with World Discount Telecommunications Company ("WDT"), a large-enterprise customer who plans to run a rich-media interactive advertising campaign on NeXplore Search, our innovative search engine. The terms of the multi-year agreement call for us to serve up to as many as 400,000 targeted WDT advertising impressions per month on NeXplore Search and other NeXplore web destinations, including MyCircle.com, our social computing platform that provides users with a single, highly customizable interface for managing every facet of their online activity; and a new web destination, HitLabel.com, offering music contests and providing musicians with viral tools for promoting their work and staying in tune with their fans.

On September 25, 2007, we issued a press release to announce an agreement with blinkx, Inc. ("blinkx") under which blinkx would power video search for NeXplore Search, thereby allowing our new search engine to leverage results from blinkx's vast index of searchable audio-visual content. The agreement provides for revenue-sharing between the parties from ads accompanying video or audio search results displayed on a co-branded results page.

ITEM 6.     EXHIBITS

Reference is made to the Exhibit Index of this Form 10-QSB for a list of all exhibits filed with and incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPLORE CORPORATION

March 10, 2008	By:	/s/ EDWARD W. MANDEL
Edward W. Mandel
Chief Executive Officer
(Principal Executive Officer)

March 10, 2008	By:	/s/ STEVEN V. GUMMER
Steven V. Gummer
Chief Financial Officer
(Principal Financial and Accounting Officer)

NEXPLORE CORPORATION
and Subsidiary
	EXHIBIT INDEX

Exhibit		Sequential
Number	Description of Exhibit	Page Number

10.1 **	Internet Advertising Agreement between the Company and World Discount Telecommunications Co. dated August 29, 2007.	19

10.2 **	Internet advertising agreement between the Company and blinkx, Inc. dated September 13, 2007.	26

31.1 **	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	41

31.2 **	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	42

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	43

32.2 **	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	44

99.1**	Press Release dated September 12, 2007 relating to an agreement with World Discount Telecommunications Co	45

99.2**	Press Release dated September 25, 2007 relating to an agreement with blinkx, Inc.	47

**	Filed herewith.