Form 10-Q
period 2007-12-31
NEXPLORE Corp
filed 2020-06-24
CIK 1065734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  December 31, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-49991

NEXPLORE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	39-2079723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Lawrence Ave., Oceanside, NY 11572

 (Address of principal executive offices, Zip Code)

(310) 734-2626

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of June 19, 2020, 20,021,806 shares of the issuer’s common stock were issued and outstanding.

FORM 10-Q

NEXPLORE CORPORATION

December 31, 2007

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K which was filed with the SEC on January 20, 2017 (the “Super 8-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

PART I. FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$8,292
Prepaid expenses and other-	-	42,378

Total current assets	-	50,670

PROPERTY, EQUIPMENT AND SOFTWARE
Computers and equipment	-	106,503
Purchased software	-	17,476
Capitalized software development costs	-	718,258
Furniture and fixtures	-	63,416
	-	905,653
Less, accumulated depreciation	-	(74,605)

Property, equipment and software, net	-	831,048
Intangible assets, net	-	84,714
Other assets	-	33,298
TOTAL ASSETS	$-	$999,730

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of credit	$150,000	$150,000
Accounts payable	614,099	531,843
Accrued liabilities	229,355	100,262
Deferred revenue	83,333	-
Notes payable	25,000	25,000
Due to affiliate	35,000	87,000
Preferred stock pending issuance	-	125,000
Current portion of deferred rent	2,928	2,928
Total current liabilities	1,139,715	1,022,033
Deferred rent, less current portion	1,708	2,440
Total liabilities	1,141,423	1,024,473

NON-CONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY	-	147,507
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $.001 par value, 10,000,000 shares authorized: Series A Convertible preferred stock; stated value $1.00; 1,000,000 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively (liquidation preference of $1,006,575 and $1,066,411, respectively)	1,000,000	1,000,000
Series B Convertible preferred stock; stated value $2.50; 868,730 and 759,727 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively (liquidation preference of $2,279,856 $1,962,050, respectively)	2,171,825	1,899,318
Series C Convertible preferred stock; stated value $2.65; 99,425 and 18,868 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively (liquidation preference of $266,581 and $50,099, respectively)	263,475	50,000
Common stock; $.00001 par value; 100,000,000 shares authorized; 54,474,764 and 53,874,381 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	545	539
Additional paid-in capital	2,837,065	1,801,758
Deficit accumulated during the development stage	(7,307,140)	(4,816,672)
Due from stockholders	(107,193)	(107,193)
Total stockholders' equity (deficit)	(1,141,423)	(172,250)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$999,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 17, 2006	Six
	(Date of inception)	Months Ended
	to December 31, 2007	December 31, 2007

Revenue	$-	$-
Operating expenses:
General and administrative	6,828,220	2,273,227
Related party consulting expense	68,900	5,000
Research and development	142,467	34,249
Total operating expenses	7,039,587	2,312,476
Operating loss	(7,039,587)	(2,312,476)
Other income (expenses)
Interest income	617	1
Interest expense	(19,302)	(4,122)
Total other income (expenses)	(18,685)	(4,121)
Net loss before non-controlling interest	(7,058,272)	(2,316,597)
Non-controlling interest expense	(70,923)	-
Net loss	(7,129,195)	(2,316,597)
Dividend on Series A convertible preferred stock paid by issuance of common stock	(80,000)	(80,000)
Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	(40,264)	(40,264)
Deemed dividend related to beneficial conversion feature on Series C convertible preferred stock	(57,681)	(53,607)
Net loss attributable to common stockholders	$(7,307,140)	$(2,490,468)
Net loss per share attributable to common stockholders - basic and diluted	$(0.14)	$(0.06)
Weighted average common shares Outstanding - basic and diluted	51,651,669	54,141,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January 17, 2006
	(Date of inception) to	Six Months Ended
	December 31, 2007	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,129,195)	$(2,316,597)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	141,484	61,262
Common stock issued for services	1,648,233	75,000
Fixed asset disposal	965,265	965,265
Intangible asset disposal	104,086	104,086
Stock-based compensation	275,004	121,442
Non-controlling interest expense	70,923	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	-	75,676
Accounts payable	564,099	82,256
Accrued liabilities	197,162	129,093
Deferred revenue	83,333	83,333
Deferred rent	4,636	(732)

NET CASH USED IN OPERATING ACTIVITIES	(3,074,970)	(619,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and software	(192,278)	(4,883)
Capitalized software development costs	(906,250)	(187,992)
Investment in intangible assets	(112,307)	(21,976)

NET CASH USED IN INVESTING ACTIVITIES	(1,210,835)	(214,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on line of credit	150,000	-
Advances from (to) an affiliate, net	35,000	(52,000)
Proceeds from issuance of common stock	1,163,005	665,000
Proceeds from issuance of preferred stock	2,186,753	213,475
Preferred stock pending issuance	551,500	-
Proceeds from issuance of preferred stock at subsidiary	199,547	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,285,805	826,475

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(8,292)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	8,292

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Conversion of common stock to preferred stock	$497,500	$-

Conversion of preferred stock pending issuance to preferred stock	$551,500	$125,000

Conversion of preferred stock in subsidiary to preferred stock in parent	$199,547	$147,507

Issuance of common stock as dividend on preferred stock	$80,000	$80,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2007

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

Since inception, the Company has been engaged primarily in raising capital, along with planning and developing its software. The Company has sustained operating losses since inception and has an accumulated net loss of $7,307,140 at December 31, 2007. The Company has and will continue to use significant capital to design, develop, and commercialize its products.

During the year ending June 30, 2008 ("fiscal year 2008"), the Company intends to fund its research and development and marketing efforts and related organization activities by utilizing the cash that the Company has at December 31, 2007 and cash raised in fiscal year 2008. The Company will need additional capital to further develop and enhance its current planned product offerings, introduce new products and to address unanticipated competitive threats, technical problems, economic conditions or other requirements. However, there can be no assurance that the Company can generate sufficient revenue to sustain its operation or any such additional financing will be available to the Company. Additional equity financing will likely involve substantial dilution to the Company's then existing stockholders. In the event the Company is unable to raise additional capital or generate the necessary revenue, the Company may be required to substantially reduce or curtail its activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-based compensation

On July 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments , ("SFAS 123R"), that addresses the accounting for share-based payment transactions.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the consolidated statement of operations for the six months ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

NOTE 4: LINE OF CREDIT

NeXplore entered into a loan and security agreement with a bank on May 3, 2006. Under the loan and security agreement, NeXplore has a revolving line of credit which provides for maximum borrowings of $150,000 which is unsecured, due on demand and bears interest at 1% above the Wall Street Journal prime rate. At December 31, 2007, $150,000 was outstanding under the line of credit. Interest on amounts outstanding is payable monthly. The interest rate on December 31, 2007 was 9.25%. The line of credit is personally guaranteed by a significant stockholder of the Company. The line of credit is due on demand; but, if no demand is made, it is due in May, 2008.

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

The Company paid $139,999 and $31,626 in legal expenses on behalf of NeXplore, White Nile and its officers related to the ongoing lawsuit for the six months ended December 31, 2007 and the period from January 17, 2006 (inception) to December 31, 2007, respectively.

Arkansas Securities Department:

In November 2006 the Company received a letter of inquiry from the State of Arkansas Securities Department ("Arkansas"). Related to inquiries and further investigation, Arkansas issued a Cease and Desist Order against the Company and certain officers and directors. The Order prohibits the sale of any securities in the state of Arkansas. Additionally, the Order alleges that previous stock issuances were in violation of Arkansas securities laws. The Company has supplied documents to Arkansas to comply with requests and to attempt to resolve the issue. If the Company is not successful in having this Order withdrawn or modified, it would prohibit the raising of additional capital in the state of Arkansas. Additionally, Arkansas could require the Company to offer a rescission to preferred stockholders related to $1,732,503 in securities that have been sold in the State of Arkansas. At the time of reporting these consolidated financial statements, the issue is not resolved, and the Company has not concluded that there is a probable or remote likelihood of an unfavorable outcome related to the alleged violations in the State of Arkansas, thus the Company cannot estimate its exposure, if any at all related to such matters.

NOTE 7: STOCK OPTIONS

On February 3, 2006, the Board of Directors issued a resolution regarding issuance of stock options to employees. The resolution authorized NeXplore's Chief Executive Officer to hire technical employees and to offer options to purchase the Company's common stock as a component of the employees' total compensation. The Board also authorized the issuance of stock options to certain other employees, advisory board members, and consultants. A summary of activity related to common stock options for the period from January 17, 2006 (inception) through December 31, 2007 is as follows:

	Number of
	Common		Weighted
	Shares	Exercise	Average
	Underlying	Price per	Exercise
	Options	Share	Price
Outstanding at June 30, 2007	2,752,787	0.01	0.01
Granted from June 30 through December 31, 2007	78,744	0.01	0.01
Outstanding at December 31, 2007	2,831,531	0.01	0.01
Exercisable at December 31, 2007	2,601,897	0.01	0.01

The weighted average remaining contractual life of stock options outstanding at December 31, 2007 is approximately 4.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following assumptions used for options granted during the following periods:

Six Months
Ended
December 31, 2007
Risk free interest rate	4.5%
Expected dividend yield	Zero
Expected life	3 years
Expected volatility	50.0%

The weighted average grant date fair value of options granted for the six months ended December 31, 2007 and from the date of January 17, 2006 (inception) through December 31, 2007 is approximately $2.39 and $0.14, respectively. The estimated fair value of common stock options granted during the six months ended December 31, 2007 is approximately $188,000. The estimated fair value of common stock options granted from the date of inception to December 31, 2007 is approximately $432,000. The estimated fair value of all such common stock options is being amortized to expense over the respective vesting periods of the options. NeXplore recognized approximately $121,000 and $275,000, respectively in stock-based compensation expense during the six months ended December 31, 2007 and from January 17, 2006 (inception) through December 31, 2007. As of December 31, 2007, there was approximately $81,000 of total unrecognized stock-based compensation expense related to non-vested common stock options, which is expected to be recognized over two years.

The following table summarizes the vesting schedule for options that are not vested as of December 31, 2007:

Number of Common
Shares Underlying
Options
Nine months ended June 30, 2008	135,316
Year ended June 30, 2009	89,632
Year ended June 30, 2010	4,686
229,634

NOTE 8. CONVERTIBLE PREFERRED STOCK BENEFICIAL CONVERSION FEATURE

The Company has evaluated the potential effect of any beneficial conversion terms related to the convertible preferred stock. Portions of the convertible preferred stock may have a carrying amount that differs significantly from their conversion amount. In such cases, the difference between the carrying amount and the conversion amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature. The table below summarizes the beneficial conversion of the convertible preferred shares recorded during the six months ended December 31, 2007:

			Common Shares	Beneficial
Shares of			Issuable	Conversion
Convertible	Shares	Carrying	Upon	Recorded at
Preferred Stock	Issued	Amount	Conversion	Issuance
Series B	50,000	$125,000	60,096	$40,264
Series C	95,651	$253,475	112,655	$53,607

The beneficial conversion feature for the preferred stockholders has been recorded as a deemed dividend. As of June 30, 2007, the Company had preferred stock issued at the subsidiary level in the amount of $147,507. The preferred stock at the subsidiary level was converted to the parent level during the six months ended December 31, 2007.

NOTE 9. RELATED PARTY TRANSACTIONS

For period from January 17, 2006 (inception) through December 31, 2007, and for the six months ended December 31, 2007 the Company paid consulting fees in the amount of $38,900 and $-0- to an entity affiliated with the Company through common ownership.

For period from January 17, 2006 (inception) through December 31, 2007, and for the six months ended December, 2007 the Company paid consulting fees in the amount of $30,000 and $5,000, respectively to an entity partially owned by an officer of the Company.

Beginning in April 2007 the Company has borrowed, on unsecured open credit, various amounts from an entity controlled by certain officers of the Company. At December 31, 2007, the balance of such advances is $35,000 and is recorded as due to affiliate.

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

After February 2008, the Company began winding down operations and became dormant until August 2019. Currently the Company has no assets and its only liability is a related party loan of approximately $30,000 to its court appointed custodian.

On August 28, 2019, the Eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for NeXplore Corp., proper notice having been given to the officers and directors of NeXplore Corp. There was no opposition. On August 29, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company is engaged in the business of exploration and development of oil and natural gas reserves through the acquisition and development of properties primarily with proven reserves. The Company's ability to grow shareholder value through growth of assets, earnings and cash flows is dependent on its ability to acquire and develop commercial quantities of oil and natural gas that can be produced and marketed at a profit. The Company's ability to accomplish this growth has been adversely affected by a significant reduction in the availability of investment capital, brought about by the significant declines in the economy. In spite of having significant acquisition opportunities over the fiscal year, the Company was not able to avail itself of sufficient funds to take advantage of the opportunities. Company management has continued to pursue the elements of its growth strategies including actively pursuing the acquisition of significant producing properties with development potential which can be exploited with lower cost and with lower risk than unproven prospects; While management has worked toward the successful completion of this plan, sufficient funds have not been obtained to complete it, and there can be no assurance that the intended results will be achieved or that funds will be available to accomplish the plan.

Results of Operations

Six months ended December 31, 2007 compared to December 31, 2006.

The company recorded a net operating loss of $0 for the three month period ended December 31, 2007 compared to a loss for the same period in 2003 of $6,000. General and Administration expenses decreased to $0 from $6,000.

Liquidity

To the extent possbile, the Company expects to finance its future acquisition, development and exploration activities through various means of corporate and project finance and through the issuance of additional securities.

During the last fiscal year, the Company purchased an interest in a geo thermal power firm, North American GeoPower, Inc. in exchange for shares of a subsidiary, Cambridge Power Corporation. Although there was no material impact on the Company's financial statements, a number of events in the power industry including the legislative mandate of alternative energy use and a general emphasis on alternative energy production, made this an opportunity for the Company to increase its shareholders' value. The Company distributed shares of North American GeoPower, Inc. to its shareholders in a form of a stock dividend on the basis on one shares of North American GeoPower, Inc. for each 15 shares of the Company's stock. In addition, an agreement with North American GeoPower, Inc. provides for the future payments to the Company in exchange for its participation. The Company has not yet received any funds and there is no assurance that any funds will be received from this agreement.

There can be no assurance that sufficient funds will be available to meet the requirements of the Company's growth strategy or operations.

Material Commitments for Capital Expenditures

The Company has made no additional material commitments during the quarter ended December 31, 2007.

ITEM 3. CONTROL AND PROCEDURES

Within the 90 days prior to the filing date of this Quarterly Report, the issuer carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14(a) and Rule 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

ITEM 4 - LEGAL PROCEEDINGS

At December 31, 2007, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

During the fiscal year 2002, Mineral Ventures, Inc. asserted and perfected a claim in District Court in New Orleans, Louisiana in the amount of $288,400 for future production payments from property in St. John the Baptist Parish, Louisiana previously sold by Mineral Ventures, Inc. to a subsidiary of the Company, Cambridge Offshore LLC. The Company has claimed inadequate service with regard to this claim and is asserting claims against Mineral Ventures Inc. in a separate claim under a separate agreement in the amount of $292,055. These matters remain pending.

Dwayne Bergeron has asserted and perfected a claim against real estate of a subsidiary, Assure Inc. in District Court in Lafayette, Louisiana for obligations against the property which totaled $329,000. There remains a claim by Mr. Bergeron against the Company, its subsidiary and a principal (on guarantees) for additional interest, fees and costs. The Company has asserted a claim for $133,000 paid against these obligations and for losses related to the property in excess of $1 million. These claims remain pending. During the 2003, Larry Hopfinspirger initiated a claim on an outstanding promissory note in the amount of $300,000 secured by property of a subsidiary and a principal, against the Company and the principal on a guarantee in the Circuit Court of Brevard County, Florida. The Company has asserted a defense of usury and liquidation of collateral in a commercially unreasonable manner. This matter remains pending.

During the 2003, Larry Adams initiated a claim on an outstanding promissory note in the amount of $15,000 secured by shares of the company and a principal, against the Company and the principal on a guarantee in the Circuit Court of Broward County, Florida. The Company has asserted claims of breach of contract against Mr. Adams and a partner and further asserted a defense of usury. This matter remains pending.

During the 2003. Mr. Charles Christie perfected a claim on a promissory note against the Company in the amount of $22,000 plus interest in Lake County Circuit Court. This amount remains outstanding.

Moncla Drilling, Inc. had previously perfected a claim against the Company in the approximate amount of $168,000 in the State of Louisiana. In addition claims have been perfected in the State of Louisiana by Proven Fuels, Inc. and by Hibernia Bank N.A.. The Company did not appear in any of these proceedings. There may be other claims such as vendor claims which remain pending but which, prior to 2002, the company considered to be non material amounts, the status of which the company is unaware.

To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 5 - CHANGES IN SECURITIES

NONE

ITEM 6 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 7 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 8 - OTHER INFORMATION

NONE

ITEM 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2007 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

NeXplore Corporation (the "Company" or "NeXplore") is a Web 2.0 Software Development company dedicated to creating a series of dynamic, user-focused Internet properties and applications. Current operations involve primarily raising capital, domestic and international planning and development, developing software, as well as administrative and staffing responsibilities.

Since inception, the Company was been engaged primarily in raising capital, along with planning and developing its software. The Company has sustained operating losses since inception and has an accumulated net loss of $7,307,140 at December 31, 2007. The Company has and will continue to use significant capital to design, develop, and commercialize its products.

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

After February 2008, the Company began winding down operations and became dormant until August 2019. Currently the Company has no assets and its only liability is a related party loan of approximately $30,000 to its court appointed custodian.

On August 28, 2019, the Eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for NeXplore Corp., proper notice having been given to the officers and directors of NeXplore Corp. There was no opposition. On August 29, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

Critical accounting policies and estimates

Our condensed financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

Six months ended December 31, 2007 compared to December 31, 2006.

Revenue

For the six months ending December 31, 2007, the Company generated $0 in revenues. For the six months ended December 31, 2006, the Company generated $0 in revenues.

Expenses

For the six months ended December 31, 2007, we incurred operating expenses of $2,312,476.

Net Loss

The company recorded a net operating loss of $2,316,597 for the six-month period ended December 31, 2007. General and Administration expenses were $2,273,227.

Liquidity

To the extent possible, the Company expects to finance its future acquisition, development and exploration activities through various means of corporate and project finance and through the issuance of additional securities.

There can be no assurance that sufficient funds will be available to meet the requirements of the Company's growth strategy or operations.

Material Commitments for Capital Expenditures

The Company has made no additional material commitments during the quarter ended December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2007 and 2006, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the Six months ended December 31, 2007 and 2006, and are included elsewhere in this registration statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPLORE CORPORATION

Dated: June 24, 2020	By:	David Lazar
	Name:	David Lazar
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 24, 2020	By:	David Lazar
	Name:	David Lazar
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)