Form 10-Q
period 2008-03-31
NEXPLORE Corp
filed 2020-06-24
CIK 1065734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2008

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

March 31, 2008

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

PART I. FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$8,292
Prepaid expenses and other-	-	42,378

Total current assets	-	50,670

PROPERTY, EQUIPMENT AND SOFTWARE
Computers and equipment	-	106,503
Purchased software	-	17,476
Capitalized software development costs	-	718,258
Furniture and fixtures	-	63,416
	-	905,653
Less, accumulated depreciation	-	(74,605)

Property, equipment and software, net	-	831,048
Intangible assets, net	-	84,714
Other assets	-	33,298
TOTAL ASSETS	$-	$999,730

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of credit	$150,000	$150,000
Accounts payable	614,099	531,843
Accrued liabilities	229,355	100,262
Deferred revenue	83,333	-
Notes payable	25,000	25,000
Due to affiliate	35,000	87,000
Preferred stock pending issuance	-	125,000
Current portion of deferred rent	2,928	2,928
Total current liabilities	1,139,715	1,022,033
Deferred rent, less current portion	1,708	2,440
Total liabilities	1,141,423	1,024,473

NON-CONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY	-	147,507
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $.001 par value, 10,000,000 shares authorized: Series A Convertible preferred stock; stated value $1.00; 1,000,000 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively (liquidation preference of $1,006,575 and $1,066,411, respectively)	1,000,000	1,000,000
Series B Convertible preferred stock; stated value $2.50; 868,730 and 759,727 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively (liquidation preference of $2,279,856 $1,962,050, respectively)	2,171,825	1,899,318
Series C Convertible preferred stock; stated value $2.65; 99,425 and 18,868 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively (liquidation preference of $266,581 and $50,099, respectively)	263,475	50,000
Common stock; $.00001 par value; 100,000,000 shares authorized; 54,474,764 and 53,874,381 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	545	539
Additional paid-in capital	2,837,065	1,801,758
Deficit accumulated during the development stage	(7,307,140)	(4,816,672)
Due from stockholders	(107,193)	(107,193)
Total stockholders' equity (deficit)	(1,141,423)	(172,250)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$999,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 17, 2006	Nine
	(Date of inception)	Months Ended
	to March 31, 2008	March 31, 2008

Revenue	$-	$-
Operating expenses:
General and administrative	6,828,220	2,273,227
Related party consulting expense	68,900	5,000
Research and development	142,467	34,249
Total operating expenses	7,039,587	2,312,476
Operating loss	(7,039,587)	(2,312,476)
Other income (expenses)
Interest income	617	1
Interest expense	(19,302)	(4,122)
Total other income (expenses)	(18,685)	(4,121)
Net loss before non-controlling interest	(7,058,272)	(2,316,597)
Non-controlling interest expense	(70,923)	-
Net loss	(7,129,195)	(2,316,597)
Dividend on Series A convertible preferred stock paid by issuance of common stock	(80,000)	(80,000)
Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	(40,264)	(40,264)
Deemed dividend related to beneficial conversion feature on Series C convertible preferred stock	(57,681)	(53,607)
Net loss attributable to common stockholders	$(7,307,140)	$(2,490,468)
Net loss per share attributable to common stockholders - basic and diluted	$(0.14)	$(0.06)
Weighted average common shares Outstanding - basic and diluted	51,651,669	54,141,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January 17, 2006
	(Date of inception) to	Nine Months Ended
	March 31, 2008	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,129,195)	$(2,316,597)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	141,484	61,262
Common stock issued for services	1,648,233	75,000
Fixed asset disposal	965,265	965,265
Intangible asset disposal	104,086	104,086
Stock-based compensation	275,004	121,442
Non-controlling interest expense	70,923	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	-	75,676
Accounts payable	564,099	82,256
Accrued liabilities	197,162	129,093
Deferred revenue	83,333	83,333
Deferred rent	4,636	(732)

NET CASH USED IN OPERATING ACTIVITIES	(3,074,970)	(619,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and software	(192,278)	(4,883)
Capitalized software development costs	(906,250)	(187,992)
Investment in intangible assets	(112,307)	(21,976)

NET CASH USED IN INVESTING ACTIVITIES	(1,210,835)	(214,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on line of credit	150,000	-
Advances from (to) an affiliate, net	35,000	(52,000)
Proceeds from issuance of common stock	1,163,005	665,000
Proceeds from issuance of preferred stock	2,186,753	213,475
Preferred stock pending issuance	551,500	-
Proceeds from issuance of preferred stock at subsidiary	199,547	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,285,805	826,475

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(8,292)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	8,292

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Conversion of common stock to preferred stock	$497,500	$-

Conversion of preferred stock pending issuance to preferred stock	$551,500	$125,000

Conversion of preferred stock in subsidiary to preferred stock in parent	$199,547	$147,507

Issuance of common stock as dividend on preferred stock	$80,000	$80,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXPLORE CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2008

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

Since inception, the Company has been engaged primarily in raising capital, along with planning and developing its software. The Company has sustained operating losses since inception and has an accumulated net loss of $7,307,140 at March 31, 2008. The Company has and will continue to use significant capital to design, develop, and commercialize its products.

During the year ending June 30, 2008 ("fiscal year 2008"), the Company intends to fund its research and development and marketing efforts and related organization activities by utilizing the cash that the Company has at March 31, 2008 and cash raised in fiscal year 2008. The Company will need additional capital to further develop and enhance its current planned product offerings, introduce new products and to address unanticipated competitive threats, technical problems, economic conditions or other requirements. However, there can be no assurance that the Company can generate sufficient revenue to sustain its operation or any such additional financing will be available to the Company. Additional equity financing will likely involve substantial dilution to the Company's then existing stockholders. In the event the Company is unable to raise additional capital or generate the necessary revenue, the Company may be required to substantially reduce or curtail its activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

NOTE 4: LINE OF CREDIT

NeXplore entered into a loan and security agreement with a bank on May 3, 2006. Under the loan and security agreement, NeXplore has a revolving line of credit which provides for maximum borrowings of $150,000 which is unsecured, due on demand and bears interest at 1% above the Wall Street Journal prime rate. At March 31, 2008, $150,000 was outstanding under the line of credit. Interest on amounts outstanding is payable monthly. The interest rate on March 31, 2008 was 9.25%. The line of credit is personally guaranteed by a significant stockholder of the Company. The line of credit is due on demand; but, if no demand is made, it is due in May, 2008.

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

The Company paid $139,999 and $31,626 in legal expenses on behalf of NeXplore, White Nile and its officers related to the ongoing lawsuit for the nine months ended March 31, 2008 and the period from January 17, 2006 (inception) to March 31, 2008, respectively.

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

NOTE 7: STOCK OPTIONS

On February 3, 2006, the Board of Directors issued a resolution regarding issuance of stock options to employees. The resolution authorized NeXplore's Chief Executive Officer to hire technical employees and to offer options to purchase the Company's common stock as a component of the employees' total compensation. The Board also authorized the issuance of stock options to certain other employees, advisory board members, and consultants. A summary of activity related to common stock options for the period from January 17, 2006 (inception) through March 31, 2008 is as follows:

	Number of
	Common		Weighted
	Shares	Exercise	Average
	Underlying	Price per	Exercise
	Options	Share	Price
Outstanding at June 30, 2007	2,752,787	0.01	0.01
Granted from June 30 through March 31, 2008	78,744	0.01	0.01
Outstanding at March 31, 2008	2,831,531	0.01	0.01
Exercisable at March 31, 2008	2,601,897	0.01	0.01

The weighted average remaining contractual life of stock options outstanding at March 31, 2008 is approximately 4.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following assumptions used for options granted during the following periods:

Nine Months
Ended
March 31, 2008
Risk free interest rate	4.5%
Expected dividend yield	Zero
Expected life	3 years
Expected volatility	50.0%

The weighted average grant date fair value of options granted for the nine months ended March 31, 2008and from the date of January 17, 2006 (inception) through March 31, 2008is approximately $2.39 and $0.14, respectively. The estimated fair value of common stock options granted during the nine months ended March 31, 2008 is approximately $188,000. The estimated fair value of common stock options granted from the date of inception to March 31, 2008is approximately $432,000. The estimated fair value of all such common stock options is being amortized to expense over the respective vesting periods of the options. NeXplore recognized approximately $121,000 and $275,000, respectively in stock-based compensation expense during the nine months ended March 31, 2008and from January 17, 2006 (inception) through March 31, 2008. As of March 31, 2008, there was approximately $81,000 of total unrecognized stock-based compensation expense related to non-vested common stock options, which is expected to be recognized over two years.

The following table summarizes the vesting schedule for options that are not vested as of March 31, 2008:

Number of Common
Shares Underlying
Options
Nine months ended June 30, 2008	135,316
Year ended June 30, 2009	89,632
Year ended June 30, 2010	4,686
229,634

NOTE 8. CONVERTIBLE PREFERRED STOCK BENEFICIAL CONVERSION FEATURE

The Company has evaluated the potential effect of any beneficial conversion terms related to the convertible preferred stock. Portions of the convertible preferred stock may have a carrying amount that differs significantly from their conversion amount. In such cases, the difference between the carrying amount and the conversion amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature. The table below summarizes the beneficial conversion of the convertible preferred shares recorded during the nine months ended March 31, 2008:

			Common Shares	Beneficial
Shares of			Issuable	Conversion
Convertible	Shares	Carrying	Upon	Recorded at
Preferred Stock	Issued	Amount	Conversion	Issuance
Series B	50,000	$125,000	60,096	$40,264
Series C	95,651	$253,475	112,655	$53,607

The beneficial conversion feature for the preferred stockholders has been recorded as a deemed dividend. As of June 30, 2007, the Company had preferred stock issued at the subsidiary level in the amount of $147,507. The preferred stock at the subsidiary level was converted to the parent level during the nine months ended March 31, 2008.

NOTE 9. RELATED PARTY TRANSACTIONS

For period from January 17, 2006 (inception) through March 31, 2008, and for the nine months ended March 31, 2008 the Company paid consulting fees in the amount of $38,900 and $-0- to an entity affiliated with the Company through common ownership.

For period from January 17, 2006 (inception) through March 31, 2008, and for the nine months ended March 31, 2008 the Company paid consulting fees in the amount of $30,000 and $5,000, respectively to an entity partially owned by an officer of the Company.

Beginning in April 2007 the Company has borrowed, on unsecured open credit, various amounts from an entity controlled by certain officers of the Company. At March 31, 2008, the balance of such advances is $35,000 and is recorded as due to affiliate.

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

Results of Operations

Nine months ended March 31, 2008 compared to March 31, 2007.

The company recorded a net operating loss of $0 for the three month period ended March 31, 2008 compared to a loss for the same period in 2003 of $6,000. General and Administration expenses decreased to $0 from $6,000.

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

The Company has made no additional material commitments during the quarter ended March 31, 2008.

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

ITEM 4 - LEGAL PROCEEDINGS

At March 31, 2008, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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

NONE

ITEM 6 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 7 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 8 - OTHER INFORMATION

NONE

ITEM 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2008 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Since inception, the Company was been engaged primarily in raising capital, along with planning and developing its software. The Company has sustained operating losses since inception and has an accumulated net loss of $7,307,140 at March 31, 2008. The Company has and will continue to use significant capital to design, develop, and commercialize its products.

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

Results of Operations

Nine months ended March 31, 2008 compared to March 31, 2007.

Revenue

For the nine months ending March 31, 2008, the Company generated $0 in revenues. For the nine months ended March 31, 2007, the Company generated $0 in revenues.

Expenses

For the nine months ended March 31, 2008, we incurred operating expenses of $2,312,476.

Net Loss

The company recorded a net operating loss of $2,316,597 for the nine-month period ended March 31, 2008. General and Administration expenses were $2,273,227.

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

Material Commitments for Capital Expenditures

The Company has made no additional material commitments during the quarter ended March 31, 2008.

Off-Balance Sheet Arrangements

As of March 31, 2008 and 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2008 and 2006, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the Nine months ended March 31, 2008 and 2006, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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